Form 10-Q
period 2008-09-30
RxBids
filed 2008-12-10
CIK 1405350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-53373

RxBids

(Exact name of registrant as specified in its charter)

Nevada	20-1226081
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4955 South Durango, Suite 223, Las Vegas, Nevada 89113

(Address of principal executive offices)

(702) 604-7203

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	[ X ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                      Yes ☐ No☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of December 1, 2008

Common Stock, $.01 par value	5,274,400

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4(T).	Controls and Procedures	12

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures	14

RX BIDS

(A Development Stage Company

FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

(Unaudited)

RXBIDS
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2008	2007
	(unaudited)

CURRENT ASSETS

Cash and cash equivalents	$4,007	$82,977
Accounts receivable	-	133

Total Current Assets	4,007	83,110

EQUIPMENT, NET	143	308

TOTAL ASSETS	$4,150	$83,418

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$30,896	$4,234

Total Current Liabilities	30,896	4,234

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 20,000,000 shares
authorized at $0.01 par value, 5,274,400 and 4,894,400
shares issued and outstanding,respectively	52,744	48,944
Additional paid-in capital	502,488	411,288
Deficit accumulated during the development stage	(581,978)	(381,048)

Total Stockholders' Equity (Deficit)	(26,746)	79,184
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$4,150	$83,418

The accompanying notes are an integral part of these financial statements.

RXBIDS
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three	For the Three	For the Nine	For the Nine	From Inception
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

REVENUES	$105	$-	$352	$-	$352
COST OF SALES	-	-	-	-	-
GROSS MARGIN	105	-	352	-	352

OPERATING EXPENSES

Depreciation expense	55	55	165	165	957
Sales and marketing	3,500	-	8,600	5,000	24,432
Research and development	4,579	2,700	35,579	9,700	140,325
Consulting fees	-	17,500	50,000	79,500	129,500
General and administrative	25,751	9,003	106,938	119,595	285,960

Total Operating Expenses	33,885	29,258	201,282	213,960	581,174

INCOME FROM OPERATIONS	(33,780)	(29,258)	(200,930)	(213,960)	(580,822)

OTHER INCOME (EXPENSE)

Interest expense	-	-	-	-	(1,156)

Total Other Income
(Expense)	-	-	-	-	(1,156)

LOSS BEFORE INCOME TAXES	(33,780)	(29,258)	(200,930)	(213,960)	(581,978)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(33,780)	$(29,258)	$(200,930)	$(213,960)	$(581,978)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,274,400	4,687,200	5,034,400	4,618,133

The accompanying notes are an integral part of these financial statements

RXBIDS
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Deficit

Balance, June 8, 2004	-	$-	$-	$-	$-	$-

Net loss from inception
through December 31, 2004	-	-	-	-	(61,907)	(61,907)

Balance, December 31, 2004	-	-	-	-	(61,907)	(61,907)

Net loss for the year
ended December 31, 2005	-	-	-	-	(28,321)	(28,321)

Balance, December 31, 2005	-	-	-	-	(90,228)	(90,228)

Issuance of common stock
for cash and debt at $0.07
per share	4,480,000	44,800	311,832	(24,000)	-	332,632

Net loss for the year
ended December 31, 2006	-	-	-	-	(52,007)	(52,007)

Balance, December 31, 2006	4,480,000	44,800	311,832	(24,000)	(142,235)	190,397

Cash received for stock
subscriptions receivable	-	-	-	24,000	-	24,000

Issuance of common stock for
cash at $0.25 per share	414,400	4,144	99,456	-	-	103,600

Net loss for the year
ended December 31, 2007	-	-	-	-	(238,813)	(238,813)

Balance, December 31, 2007	4,894,400	48,944	411,288	-	(381,048)	79,184

Issuance of common stock for
cash at $0.25 per share	180,000	1,800	43,200	-	-	45,000

Issuance of common stock for
services at $0.25 per share	200,000	2,000	48,000	-	-	50,000

Net loss for the nine months
ended September 30, 2008	-	-	-	-	(200,930)	(200,930)

Balance, September 30, 2008	5,274,400	$52,744	$502,488	$-	$(581,978)	$(26,746)

The accompanying notes are an integral part of these financial statements.

RXBIDS
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Nine	For the Nine	From Inception
	Months Ended	Months Ended	Through
	September 30,	September 30,	September 30,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(200,930)	$(213,960)	$(581,978)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	50,000	-	50,000
Depreciation and amortization	165	165	957
Changes in operating assets and liabilities:
Change in accounts receivable	133	-	-
Change in accounts payable	26,662	(3,652)	30,896

Net Cash Used in
Operating Activities	(123,970)	(217,447)	(500,125)

INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(1,100)

Net Cash Used in
Investing Activities	-	-	(1,100)

FINANCING ACTIVITIES

Proceeds from shareholder loans	-	-	332,632
Proceeds from common stock issued	45,000	127,600	172,600

Net Cash Provided by
Financing Activities	45,000	127,600	505,232

NET DECREASE IN CASH	(78,970)	(89,847)	4,007

CASH AT BEGINNING OF PERIOD	82,977	202,756	-

CASH AT END OF PERIOD	$4,007	$112,909	$4,007

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services	$50,000	$-	$50,000
Common stock issued for debt	$-	$-	$332,632

The accompanying notes are an integral part of these financial statements.

RXBIDS

Notes to the Condensed Financial Statements

September 30, 2008 and December 31, 2007

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 -	GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RXBIDS

Notes to the Condensed Financial Statements

September 30, 2008 and December 31, 2007

NOTE NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Liquidity and Capital Resources

We realized gross proceeds of $103,600 from our common stock offering that closed in December 2007. We have used the majority of these proceeds to complete development of our website and to commence advertising to promote and market our medical prescription auction service. At of September 30, 2008, we had available cash of $4,007 compared to $82,977 at December 31, 2007. We anticipate that we will need to secure additional funds to adequately sustain operations during the next six months. If during this period we have not begun to realize sufficient revenues to fund ongoing operations, we will have to consider new sources of financing. We do not currently have any arrangements or plans for future financing and there is no assurance that we will be able to secure financing on favorable terms or at all.

At September 30, 2008, we had total current assets of cash of $4,007 and total current liabilities of $30,896 consisting of accounts payable and accrued expenses. At December 31, 2007, we had total current assets of $83,110, primarily in cash, and total current liabilities of $4,234 in accounts payable and accrued expenses. Working capital at September 30, 2008 was a negative $26,889 compared to $78,876 at December 31, 2007. This decrease in working capital for the nine months of 2008 is primarily due to the 95% decrease in cash, and increase in accounts payable and accrued expenses from $4,234 on December 31, 2007 to $30,896 on September 30, 2008. The decrease in working capital was partially offset by $45,000 in proceeds from the issuance of common stock during the period. At September 30, 2008, we had total assets of $4,150 and a stockholders’ deficit of $26,746, compared to total assets of $83,418 and stockholders' equity of $79,184 at December 31, 2007.

Net cash used by operating activities was $123,970 for the first nine months of 2008 compared to $217,447 for the comparable 2007 period. This result is partially attributed to the decreased net loss from $213,960 for the 2007 period compared to $200,930 for the 2008 period. Also during the first nine months of 2008, we issued common stock for services valued at $50,000 and accounts payable increased $26,662.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Results of Operations

Revenues for the three months period (“third quarter”) ended September 30, 2008 were $105 compared to $ 0 for the third quarter of 2007. Total operating expenses for the third quarter of 2008 were $33,885, a 16% increase from $29,258 for the third quarter of 2007. The increase is primarily attributed to the 186% increase in general and administrative expenses from $9,003 in 2007 to $25,751 in 2008, due to an increase in professional fees. The increase was partially offset due to no consulting fees paid during the third quarter of 2008 compared to $17,500 during the third quarter of 2007, paid for Internet marketing and business development. Our net loss for the third quarter of 2008 was $33,780 compared to $29,258 for the third quarter of 2007.

For the first nine months of 2008, operating expenses were $201,282, a 6% decrease from $213,960 for the comparable 2007 period. The decrease was primarily due to the 11% decrease in general and administrative expenses from $106,938 for the first nine months of 2007 to $201,282 for the first nine months of 2008, attributed to elimination of website and business development expenses. Also, during the first nine months of 2007, we paid $79,500 in consulting fees compared to $50,000 for the first nine months of 2008. The decrease in operating expenses was partially offset by the 267% increase in research and development expenses from $9,700 for the first nine months in 2007 to $35,579 for the 2008 period, related to the development of our website and related services. Our net loss for the first nine months of 2008 was $200,930 compared to $213,960 for the comparable 2007 period.

Net Operating Loss

The Company has accumulated approximately $381,048 of net operating loss carryforward as of December 31, 2007. This loss carryforward may be offset against future taxable income through the year 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2007 or nine-month period ended September 30, 2008 because it has been fully offset by a valuation allowance.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Forward-Looking and Cautionary Statements

This report includes "forward-looking statements" that may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.

When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.

We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

●	the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

●

the ability to successfully operate our website and generate a sufficient number of consumers and pharmacies to purchase their medications from RxBIDS.com and the ability to broaden our pharmaceutical network;

●	volatility of the stock market, particularly within the online medical prescription sector; and

●	general economic conditions.

Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2008. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	Risk Factors

This item is not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

This Item is not applicable.

Item 5.	Other Information

On August 15, 2008, we filed with the SEC a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934. Management believes that by filing the registration statement and becoming a reporting company under the Exchange Act, information concerning our company will be more readily available to the public. As a result of filing the registration statement, we become obligated to file with the SEC certain interim and periodic reports, including an annual report containing audited financial statements.

Item 6.	Exhibits

Exhibit 31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RxBids

Date: December 10, 2008	By: /S/	MACK BRADLEY
Mack Bradley

President, C.E.O. and Director

(Acting Principal Accounting Officer)