Form 10-K
period 2008-12-31
RxBids
filed 2009-04-10
CIK 1405350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

[	]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number: 000-53373

RXBIDS

(Exact name of registrant as specified in its charter)

Nevada	20-1226081
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9050 W. Warm Springs Rd #12-2129, Las Vegas, Nevada 89148

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:	(702) 604-7203

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]	No [	]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K.	[	]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [ ] No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2008, the last business day of the registrant’s most recently completed second quarter, was $-0-. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2008 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of April 9, 2009 was 5,274,400.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

RxBids

TABLE OF CONTENTS

Page

PART I

Item 1.	Business	3

Item 1A.	Risk Factors	6

Item 1B.	Unresolved Staff Comments	11

Item 2.	Properties	11

Item 3.	Legal Proceedings	11

Item 4.	Submission of Matter to a Vote of Security Holders	11

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities	11

Item 6.	Selected Financial Data	13

Item 7.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	14

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 8.	Financial Statements and Supplementary Data	17

Item 9.	Changes in and Disagreements with Accountants on Accounting and \
Financial Disclosure	17

Item 9A(T).	Controls and Procedures	17

Item 9B	Other Information	18

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	18

Item 11.	Executive Compensation	20

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters	20

Item 13.	Certain Relationships and Related Transactions and Director Independence	21

Item 14.	Principal Accounting Fees and Services	21

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	22

Signatures	35

PART I

Item 1.	Business.

Business Development

History

RxBids was incorporated on June 8, 2004 under the laws of the State of Nevada for the purpose of offering money savings for individual consumers on prescription medications.

On June 8, 2007, we commenced an initial public offering of a maximum 2,000,000 shares of our common stock at the offering price of $0.25 per share, with a minimum offering of 400,000 shares. The offering was registered and sold exclusively in the State of Nevada pursuant to Regulation D, Rule 504 under the Securities Act of 1933. A total of 414,400 shares was sold pursuant to the offering for gross proceeds of $103,600. The offering was closed on December 27, 2007.

On August 15, 2008, we filed a registration statement with the SEC under the Securities Exchange Act of 1934. The registration statement became effective and comment free on November 13, 2008. As a reporting company under the Exchange Act, we are able to make information concerning RxBids more readily available to the public. We are also obligated to file with the SEC certain interim and periodic reports, including an annual report containing audited financial statements.

Our principal executive offices are located at 9050 W. Warm Springs Rd #12-2129, Las Vegas, Nevada 89148 and our telephone number is (866) 604-7203.

Current Business Activities

Business of RxBids

We maintain a website (rxbids.com) that allows an individual the opportunity to put their medical prescription “up for bid” and have multiple pharmacies bid down the price of a prescription. We accept hard copy prescriptions from doctors that can be called in, faxed or mailed by the physicians. Patients must mail their original prescription to RxBids. Once the prescription has been verified to be correct and authentic, the prescription is assigned an identification number to protect the individual patient’s identity. Next, the prescription will post on our website for licensed pharmacies to bid on. An individual’s information is secure and protected until the bidding pharmacy wins the lowest bid. Once the bidding has timed out, the pharmacy posting the lowest bid price is awarded the individual’s information and will fill the prescription.

RxBids is not an on-line pharmacy, rather we act as a conduit between consumers and pharmacies. We do not act as a supplier nor do we handle or sell prescription drugs, although we work with several independent pharmacies. Account creation for individuals is simple and there is no cost to sign up. There is no charge for pharmacies to sign up for bidding, but each pharmacy must be in good standing with its individual state board of pharmacies and be licensed in the state where they will be filling and shipping prescriptions. Also, each pharmacy must maintain a toll-free telephone number so that individuals may contact them during normal business hours. By affiliating with several pharmacies that will submit bids on prescriptions, RxBids is able to offer consumers the opportunity to fill prescriptions at the lowest possible cost.

We have completed initial development of our website and have experienced only minor problems in use and navigation. The site is operating and has performed well, but we will continue to monitor and update the site as necessary. Monthly maintenance costs for the site are approximately $750 payable to Rack Space.

RxBids receives a fee of 10% of the gross sales amount of the total price of prescriptions filled direct from the pharmacy that wins the bid and fills the prescription for the customer. The pharmacies that bid on the customers prescriptions have the 10% built into their bids and pay the fee directly to RxBids. We do not receive a payment of any form directly from any customers.

As “traffic” to our website increases, it is our objective to solicit other business to advertise on the RxBids website with their own advertising. Currently we do not receive any compensation from other businesses advertising on the site and cannot, with any certainty, predict when or if such revenues will develop.

Marketing

Management recognizes that in order for our company to be successful, we must market our name and introduce our services to a broad segment of the population. We recently began a regional advertising campaign in the southwest portion of the United States, specifically in Nevada, California and Arizona. We intend to launch a series of one and two minute television ads to promote our name and services and to seek direct response. These ads will be aired during demographically determined programming and offer the viewer the option to respond online or by telephone. Management believes that these ads will help RxBids to be identified as a name brand in the online prescription space. We are also exploring other methods to brand our name and promote the use of our website including additional media campaigns, radio, print and a TV infomercial. In addition to generating potential sales, management believes that the advertising campaign will increase name exposure enabling our marketing efforts to be successful.

We currently anticipate that our marketing efforts will take two different, but related directions, each intended to enhance the other. We will pursue both new customers and additional suppliers (pharmacies). Management believes that as our customer base increases, a larger number of pharmacies will recognize the opportunity to reach additional customers. As new pharmacies sign on to be RxBids suppliers, we expect more aggressive pricing and lower costs to the customers.

Because of consumer concerns about increasing healthcare costs, we believe consumers are becoming more cost conscious and are looking to save on prescriptions. In an effort to keep insurance costs low, many groups have cut or eliminated the prescription drug benefit as part of their group health plan. Management believes that we can assist members of these groups in securing lower prescription costs. Accordingly, we plan to make presentations to employee groups, fraternal organizations and professional trade groups in order to attract new customers.

We launched our initial ad campaign in January of 2008 with a test market in Reno, Nevada by running a one-minute television advertisement as a test market. Our objective was twofold; first, we wanted to see if the advertisement would attract customers; and second, the traffic to the website would determine if the site was fully functioning. Traffic count increased and the website preformed well. We spent $5,448 to run 100 total one-minute spots in January and February. Once it was determined that the website would handle traffic and function as planned, we moved to the Las Vegas market with a series of radio ads with KNUU 970 AM. We ran 170 sixty second spots spending a total of $2,550. We also launched a television campaign on the local ABC affiliate in Las Vegas, KTNV channel 13. In association with their “Health Connections” link on the KTNV website, a commercial was produced and thirty second spots were purchased. As of June 30, 2008, we have spent a total of $6,500 for approximately 75 thirty-second spots.

Advertising response is measured in terms of traffic and both immediate and residual business. As traffic to the website increases, the number of “hits” can be correlated to the time the spots run. The campaign is not totally successful in that a large number of visitors to the site do not register, or if they do register, do not get their prescriptions filled. We are currently evaluating future marketing alternatives, but will no doubt continue some type of media campaign in addition to a stepped up personal contact campaign to benefit from the media campaign.

To introduce our services to prospective pharmacies, we will initially use direct contact, direct mail and print ads in trade publications. To date we have secured nine pharmacies to participate in bidding on consumer prescriptions. Management believes that nine pharmacies are adequate given the number of customers that currently use the site. As more customers sign up, we anticipate launching a direct mail campaign together with personal contact, which is how we solicited current participating pharmacies. We currently have no plans to add new pharmacies until additional business develops.

Backlog

We currently do not have a backlog for any of our services.

Proprietary Rights

We have secured a registered trademark for RxBids® and RxBids.com. We also intend to apply for additional trademarks or patents for intellectual property associated with our software, but no determination has been made as to what extent the software can be protected. We will continue to pursue additional protections for our intellectual property as we develop new software and as funds permit.

Research and Development

Research and development costs related to our website, software and proprietary technology are booked as incurred and included in operating expenses. During 2007 and 2008, we directed research and development activities toward developing our website at RxBids.com. Research and development costs totaled approximately $25,295 for the fiscal year ended December 31, 2007 and $50,579 for December 31, 2008 respectively. For the current fiscal year ending December 31, 2009, we anticipate spending approximately $50,579 for research and development primarily relating to the operational functionality and look and feel of the website. These services were performed by our website developer SBS-TECH of New Delhi, India. Management does not anticipate the need for any material changes in the website in the foreseeable future.

Employees

We currently do not have any employees on salary. The company’s President, Mack Bradley handles all operations and elements of the business. The company’s Secretary/Treasurer, Leisa Stilwell performs administrative duties. As we are able to sign up more pharmacies and customers, we intend to add additional employees as business warrants, however, management does not foresee any immediate need to add employees.

We do not have any employment contracts, there are no collective bargaining agreements and none are anticipated in the immediate future. As future business dictates and employees are added, management will evaluate various types of benefits for employees, but benefits will be offered only at such time in the future when justified by revenues.

Competition

We face competition from a variety of sources including traditional pharmacies, Internet and mail order pharmacies, both domestic and foreign. Our primary competition includes major national, regional and local pharmacies such as Walgreen’s, Wal-Mart, Costco, Rite Aid and CVS. All of these companies are larger, better capitalized, have longer operating histories and will be in direct competition with us unless we can build a strategic alliance with one or more of these companies, whereby they become “bidding pharmacies.” We have not attempted and no attempt is anticipated to approach any of these major companies until we have a sufficient client base to attract large pharmacies to bid on our customers’ prescriptions.

We are aware of one competing website that does online prescription auctions. BidRx is a private company that operates a secure internet website that links consumers with pharmacies, manufacturers, prescribers and payers. Because of the relative ease of entry into this business, we believe that other competitors could enter the marketplace at any time.

Because of the large number on Internet pharmacies to choose from, we believe they represent considerable competition to the price conscious buyer. However, because some of these businesses operate from anonymous locations, both inside and out of the United States, there may be safety concerns about the source and quality of the drugs offered through these sites. Also, many mail order pharmacies currently operate outside the United States, which may give rise to the same safety concerns. Our goal is to distinguish RxBids from these online and mail order pharmacies and our future success or failure may depend upon our ability to set ourselves apart from online and mail order pharmacies. Also, the large number of foreign pharmacies will offer substantial competition.

Facilities

We currently use as our principal place of business, an office in the home of Mack Bradley, President and director, located at 9050 W. Warm Springs Rd. #12-1229, Las Vegas, Nevada 89148. Mr. Bradley is not charging the company rent for this location. Management believes the facilities are adequate of current operations, but will consider expanding or securing additional facilities as business warrants and necessary funds are available.

Government Regulations

The marketing and sale of prescription drugs are tightly regulated by the Food and Drug Administration as well as various other federal and state agencies. In the opinion of management, the burden of conformity to these regulations lies with the pharmacies. RxBids is not a drug manufacturer, pharmacy or seller of pharmaceutical supplies, but rather we act as a facilitator between the consumer and the pharmacy. Accordingly, we do not believe that our company is subject to the same regulations as a pharmacy. We also believe that we are in compliance with applicable regulations that apply to businesses operating an Internet website.

Industry Segments

No information is presented regarding industry segments. We are a development stage company engaged in providing consumers the opportunity to obtain their prescription drugs at a lower price. Reference is made to the statements of income included in this Form 10-K for a report of our operating history for the past two fiscal years.

Item 1A.	Risk Factors

Risk Factors Related to Our Business

We are subject to certain substantial risks inherent in our business and set forth or referred to herein. Before considering an investment in our common stock, prospective investors should carefully consider, among other potential risks, the following risk factors as well as all other information set forth or referred to herein. An investment in our shares involves a high degree of risk. If any of the following events or outcomes actually occur, business operating results and financial condition would likely suffer. As a result, the trading price of our common stock, if a public market does develop, could decline and an investor may lose all or part of the money they invested in our shares.

We have a limited operating history and have not recorded revenues or profits since inception. Continuing losses may exhaust capital resources and force us to discontinue operations.

RxBids was formed in 2004 and since that time we have completed work on our website and launched a marketing campaign. Because we have not shown significant revenues, we are considered a development stage Company. Development stage companies are inherently more risky than established companies. Because there is no earnings history and no assurance can be given that future revenues will develop, our potential profitability is questionable. Should costs exceed management expectations or revenues fall short of projections, the negative effect on the company would be substantial and our future would be questionable.

The success of future operations depends on our ability to generate revenues from consumers using our website to purchase their prescriptions, which may be subject to many factors.

Our website has only recently become operational and the ability to generate revenues and profits in the future depends on many factors, including the following:

●	Our ability to sign a sufficient number of pharmacies to be RxBids suppliers that will give prospective customers the opportunity to receive the lowest possible price for their prescriptions;

●	our ability to introduce our service to consumers and have them sign up to use the website;

●	our ability to develop new advertising marketing strategies to attract new suppliers and consumers;

●	our ability to compete with existing and new entities that offer the same or similar services, including, but not limited to on-line pharmacies;

●	the costs of maintaining and expanding operations; and

●	our ability to attract and retain a qualified work force.

We cannot assure you that we will achieve or maintain any of the foregoing factors or realize profitable operations in future.

We have not made an independent market analysis for the services offered by RxBids and there can be no assurance that the business will be successful.

RxBids was founded by Mack Bradley, our current President. Mr. Bradley believed that there was a need for a service that could offer customers a competitive environment for the purchase of prescriptions, but Mr. Bradley did not perform a feasibility study nor did he commission anyone else to do so. Because there has not been a market analysis made for our business, we have no evidence to support the potential demand for our services or that our business can be successful.

Future operating results are difficult to predict.

We may experience significant quarter-to-quarter fluctuations in revenues and net income (loss). Initially, we will be dependent on the number of pharmacies and consumers that use our service, which may fluctuate greatly during the year. Thus, we believe that quarter-to-quarter comparisons of historical operating results will not be a good indication of future performance. It is likely that in some future quarter, operating results may fall below expectations of securities analysts and investors, which would have negative impact on the price of our common stock.

There are many forms of competition that we must recognize and successfully address if we are to succeed. If we are unable to compete with other companies offering the same or similar services, our business could fail.

Management is aware of one other company, BidRx, that is offering online prescription auctions. BidRx is a private company and operates an Internet website. However, we realize that because of the ease of entry into our business due to the low cost of website development and the ability to operate without inventory, other competitors could enter the marketplace at any time and could add to our competition.

We are in direct competition with many national, regional and local pharmacies such as Walgreen’s, Wal-Mart, Costco, Rite Aid and CVS. Without exception all of these companies are better capitalized, have longer operating histories and will be competing with us unless we can build a strategic alliance with one or more of these companies and have them become “bidding pharmacies.” We will not attempt to approach any of these companies until we have a sufficient client base to attract large pharmacies to bid on prescriptions. There are also numerous Internet pharmacies and mail order pharmacies that are in direct competition with RxBids. Many of these pharmacies are small, little known companies, some of which operate outside the United States. Management believes that the uniqueness of RxBids’ auction process to attain a lower price for consumers, will make it possible for us to compete with many of these companies. However, if we fail to address competitive developments quickly and effectively, we will not be able to grow our business or remain a viable entity.

Government regulations and stringent controls may be costly and time consuming as we develop our website and business.

The pharmaceutical industry is one of the most regulated industries in the United States. Management has secured the permission of the Nevada State Pharmaceutical Board to operate in Nevada. We have not sought to move into other states, but believe that we are not subject to regulation of any state or federal agency because we are not a pharmacy or a manufacturer of drugs. There is a possibility that state or federal agencies could challenge this position, which could be financially devastating and could result in substantial legal costs or in our discontinuing operations.

Our business is highly dependent on computers and the Internet and any sustained interruption due to technical difficulties would be costly and have a negative affect on results of operations.

Computers and the Internet play an integral active role in our business. If we experience a serious computer malfunction or there is a sustained disruption of our Internet service, our business would most likely be negatively and severely impacted. In the event of a serious computer malfunction, we could lose important work and client records that could result in a loss of revenues, lost billings and/or legal actions against our company.

We may be unable to protect our software or intellectual property adequately or cost effectively.

RxBids has a registered trademark for its identity, but currently has no other protection for its intellectual property. Our future success depends, in part, on our ability to protect and preserve proprietary rights related to our software. We are pursuing protection for that portion of our business that can be protected, namely the portion of our software that is or may be proprietary. We will endeavor to protect our proprietary intellectual property to the extent of our limited resources. We will continue to pursue additional protections for our intellectual property as we develop new software and related products and enhance existing products. Enforcing intellectual property rights could be costly and time-consuming and could distract management’s attention from operating business matters.

Our intellectual property may infringe on the rights of others, resulting in costly litigation.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly the filing of suits alleging infringement of intellectual property rights. Other companies or individuals may allege that our software and programs infringe on their patents or other intellectual property rights. Litigation, particularly in the area of intellectual property rights, is costly and the outcome is inherently uncertain. If we become engaged in such litigation and lose, we could be liable for substantial damages, be forced to revise our software, discontinue the use of the subject matter in question, obtain a license to use those rights and/or develop non infringing alternatives. Any of these results would increase cash expenditures and adversely affect our financial condition. Should we become involved in such a suit, there is no way to determine the outcome.

We do not carry liability insurance and any action or suit against our company could result in substantial expense and loss.

We do not presently carry any product liability or general business liability insurance. Management believes that liability insurance is not available at a cost that we could presently afford. Given the litigious nature of American business, lawsuits are possible. The potential risk to our company and shareholders is impossible to determine. Management believes that liability rests clearly with the pharmacies and doctors who prescribe and distribute the medications. However, any lawsuit against us could result in substantial expenses and could be financially devastating in the event we would lose.

Our future success depends on retaining existing key employees and hiring and assimilating new key employees.

Our officers and directors are experienced in various aspects of the business, but none have had any direct experience in an online auction site. In order to achieve success, we must retain our current officers and also be able to attract new, qualified personnel as needed. We anticipate securing key employees by using employment contracts, although we currently have no such agreements. Our ability to attract and retain key personnel is influenced by a variety of factors, including compensation, which could be adversely affected by our financial or market performance. It would be difficult for us to replace key individuals. Additionally, as we grow we will need to hire additional qualified key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

Management will devote only minimal time to company business.

Our officers and directors have other obligations and demands upon their time and efforts. Until such time as business warrants, we must rely on part time management which could result in a conflict of interest. Our management will endeavor to resolve such conflicts in favor of the company to insure its ultimate success, but potential investors in our shares should weigh the impact of such conflicts.

We may not be able to manage future growth effectively, which could adversely affect our operations and financial performance.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain management and internal resources that could adversely affect financial performance. We anticipate that future growth could place a significant strain on personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require attracting, training, motivating, retaining and managing new employees and continuing to update and improve operational, financial and management controls and procedures. If we do not manage growth effectively, our operations could be adversely affected resulting in slower growth and a failure to achieve or sustain profitability.

If we are unable to raise additional capital in the future, we may not be able to achieve our desired operating objectives and our business could fail.

The survival of our company may, at some time, depend upon additional financing. No assurance can be made that such financing would be available on acceptable terms or at all. Any future financing may be in the form of debt or equity. Debt financing could be a loan from an individual or financial institution. Such loans could put us at risk for amounts greater than its assets and, if such a loan is not promptly repaid, could result in bankruptcy. In such case, our common stock would most likely become worthless. Equity financing could take the form of either a private placement or a secondary public offering. No assurance can be given that such an offering would be successful if attempted. Even if such an offering were to be successful, our existing stockholders would most likely experience additional dilution.

As a reporting company under the Securities Exchange Act of 1934, our cost of doing business will increase significantly because of necessary expenses, including compliance with SEC reporting requirements.

Pursuant to the regulations under the Exchange Act, we will incur significant legal, accounting and other expenses to comply with certain SEC requirements, in particular, the Sarbanes-Oxley Act of 2002. Sarbanes-Oxley and other rules implemented by the SEC, require management to assess its internal controls over financial reporting and require auditors to attest to that assessment. Current regulations require us to include this assessment and attestation in our annual report on Form 10-K.

Management will need to invest significant time and energy to stay current with the requisite reporting responsibilities of the Exchange Act, which will limit their time they can apply to other tasks associated with operating company business. Management estimates that compliance with the Exchange Act reporting requirements will cost in excess of $25,000 annually. This is in addition to other cost of doing business. It is important that we maintain adequate cash flow, not only to operate our business, but also to pay the legal and accounting costs associated with reporting requirements. If we fail to pay these costs as such costs are incurred, we could become delinquent in our reporting obligations and our shares may no longer remain qualified for quotation on a public market, if one should develop. Further, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

Our auditors have expressed a going concern opinion.

Our independent auditors include a statement in their report to our financial statements that certain matters regarding the company raise substantial doubt as to our ability to continue as a going concern. Note A to the financial statements states that our ability to continue as a going concern is dependent upon our ability to raise capital and use the funds to market our Internet prescription service to the point that revenues cover operating expenses. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Risks Relating to Ownership of Our Common Stock

There is not currently, nor has there ever been, a public trading market for our common stock

ACAP Financial, Inc., Salt Lake City, Utah, has made an initial application to the Financial Industry Regulatory Authority to have our shares quoted on the OTC Bulletin Board. Inclusion on the OTC Bulletin Board would permit price quotations for our shares to be published by that service. RxBids has been assigned the trading symbol “FXBD,” but there is not currently any price quote for our shares and we do not anticipate a substantial public trading market in our shares in the immediate future. There can be no assurance that a public trading market will develop in the future or, that if a market does develop, that it can be sustained.

Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. Therefore, we must keep current in our filing obligations with the SEC, including periodic and annual reports and the financial statements required thereby. In the event that we become delinquent in our filings or otherwise lose our status as a "reporting issuer," any future quotation of our shares on the OTC Bulletin Board would be jeopardized.

A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. Whether stockholders may trade their shares in a particular state is subject to various rules and regulations of that state.

In the event our shares are quoted in a public market, the stock price may be volatile and subject to numerous factors.

There can be no assurance that our shares will be accepted for trading on the OTC Bulletin Board or other recognized trading market, or that if they are, there will be an active trading market for the shares. Accordingly, it could be difficult for holders of our common stock to liquidate their shares. Any trading market that may develop will most likely be very volatile and subject to numerous factors, many beyond our control. Some of the factors that may influence the price of our shares are:

●	our failure to achieve and maintain profitability;

●	changes in earnings estimates and recommendations by financial analysts;

●	actual or anticipated variations in our quarterly and annual results of operations;

●	changes in market valuations of similar companies;

●	announcements by us or our competitors of significant contracts, new products or services, acquisitions, commercial relationships, joint ventures or capital commitments;

●	the loss of a significant supplier; and

●	general market, political and economic conditions.

In the past, following periods of extreme volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management's time and attention, which would otherwise be used to benefit our business.

Effective voting control of our company is held by directors and certain principal stockholders.

Approximately 48.9% of our outstanding shares of common stock are held by our directors and a small number of principal stockholders. These persons have the ability to exert significant control in matters requiring a stockholder vote and may have interests that conflict with other stockholders. As a result, a relatively small number of stockholders acting together, have the ability to control all matters requiring stockholder approval, including the election of directors and approval of acquisitions, mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

We do not expect to pay dividends in the foreseeable future, which could make our stock less attractive to potential investors.

We anticipate that we will retain any future earnings and other cash resources for operation and business development and do not intend to declare or pay any cash dividends in the foreseeable future. Any future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including operating results, financial condition and capital requirements. Corporations that pay dividends may be viewed as a better investment than corporations that do not.

If our shares eventually trade on the OTC Bulletin Board, transactions may be subject to certain "penny stock” regulation which could have a negative effect on the price of our shares in the public market.

Public trading of our common stock on the OTC Bulletin Board may be subject to certain regulations commonly referred to as penny stock rules. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers. These may require a broker-dealer to make a special suitability determination for purchasers of penny stocks and to receive the purchaser's prior written consent to the transaction. A broker-dealer may also be required to deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares. These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the price at which our shares trade. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

Future sales or the potential for sale of a substantial number of shares of our common stock, could cause our market value to decline.

We currently have outstanding 5,274,400 shares of common stock, of which 4,860,000 shares are considered restricted securities and may be sold only pursuant to a registration statement or the availability of an appropriate exemption from registration. Sales of a substantial number of these restricted shares in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and materially impair our ability to raise capital through the sale of additional equity securities.

Item 1B.	Unresolved Staff Comments.

This item is not required for a smaller reporting company.

Item 2.	Description of Property.

We do not presently own any property.

Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which the company or any subsidiary is a party, or to which any property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is currently no public trading market for our common stock, although the Financial Industry Regulatory Authority has recently assigned to us a trading symbol of “FXBD” for our shares to be quoted on the OTC Bulletin Board. Inclusion on the OTCBB permits price quotations for our shares to be published by that service. Our shares are not currently quoted and there can be no assurance that a public trading market will develop in the future or, that if a market does develop, that it can be sustained.

Secondary trading of our common stock may be subject to certain state imposed restrictions. The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, there are no plans to register our securities in any particular state.

Penny Stock Rule

It is most unlikely that our securities will be listed on any national or regional exchange or on The Nasdaq Stock Market in the near future. Therefore, our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

●	registered and traded on a national securities exchange meeting specified criteria set by the SEC;

●	authorized for quotation on The NASDAQ Stock Market;

●	issued by a registered investment company;

●	excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or

●	exempted from the definition by the SEC.

Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements. Broker-dealers must also make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.

Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares. These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Classification of the shares as penny stocks increases the risk of an investment in RxBids shares.

As of April 9, 2009, there were approximately 53 holders of record of our common stock. A total of 414,400 shares was issued in 2007 pursuant to an exemption from registration with the SEC provided by Regulation D, Rule 504 of the Securities Act of 1933. The balance of our outstanding shares has been issued in isolated private transactions pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

Rule 504(b)(1)(i) Regulation D provides that securities issued pursuant to Rule 504 are not considered restricted securities and may be resold without registration if the offering is made “[e]xclusively in one or more states that provide for the registration of the securities, and require the public filing and delivery to investors of a substantive disclosure document before sale, and are made in accordance with those state provisions.”

The 2007 offering of RxBids common stock was registered with and made exclusively in the State of Nevada, which requires the delivery of a substantive disclosure document in connection with such offering. Because the offering was made solely in Nevada and we provided prospective investors with a disclosure statement, which was also filed with the State of Nevada as part of our registration statement, the 414,400 shares issued in the offering are not restricted securities. Accordingly, these shares may be resold without further registration, unless held by an affiliate or control person.

The balance of 4,860,000 shares currently outstanding, were issued pursuant to an exemption under the Securities Act and are considered restricted securities. A resale of these shares may be made only pursuant to an effective registration statement under the Securities Act or an appropriate exemption therefrom.

Rule 144

Rule 144 is the common means for a stockholder to resell restricted securities and for an affiliate to sell securities, either restricted or non restricted (control) shares. Rule 144 was amended by the SEC, effective February 15, 2008.

Under the amended Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

●	the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

●	1% of the shares then outstanding.

Sales by affiliates under Rule 144 are also subject to certain requirements as to the manner of sale, filing appropriate notice and the availability of current public information about the issuer.

A non affiliate stockholder of a reporting company, who has held restricted shares for more than six months, may make unlimited resales under Rule 144, provided only that the issuer has available current public information about itself. After a one-year holding period, a non affiliate may make unlimited sales with no other requirements or limitations.

If a company is not a reporting company under the Exchange Act, restricted shares cannot be sold in reliance on Rule 144, by either an affiliate or a non affiliate, until the stockholder has satisfied a one year holding period. After the one year holding period, an affiliate may sell restricted shares pursuant to the same Rule 144 provisions as an affiliate of a reporting company having satisfied a six month holding period. A non affiliate on a non reporting company, who has held their restricted shares for more than one year, may make unlimited resales under Rule 144 with no other requirements or limitations.

Current holders of restricted shares, or affiliates holding shares that are not deemed restricted, may each sell approximately 52,744 shares during any three-month period, provided they comply with all relevant provisions of Rule 144. We cannot predict the effect any future sales under Rule 144 may have on the market price of our common stock, if a market for our shares develops, but such sales may have a substantial depressing effect on such market price.

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past on our common stock and do not anticipate paying cash dividends or making distributions in the foreseeable future. We currently intend to retain and invest any future earnings to finance operations.

Transfer Agent

We have designated as our transfer agent Pacific Stock Transfer, 500 East Warms Springs Road, Suite 240, Las Vegas, Nevada 89119.

Item 6.	Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

Forward Looking and Cautionary Statements

This report includes certain "forward-looking statements" relating to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect future plans of operations, business strategy, operating results, and financial position.

We caution readers that a variety of factors could cause actual results to differ materially from anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

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

Although management believes the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Liquidity and Capital Resources

We realized gross proceeds of $103,600 from our common stock offering that closed in December 2007. We have used the majority of these proceeds to complete development of our website and to commence advertising to promote and market our medical prescription auction service. As of December 31, 2008, we had available cash of $678 compared to $82,977 at December 31, 2007. We are currently being funded by loans from our President, Mack Bradley. Mr. Bradley has indicated that he will avail his personal financial resources to the company on an as needed basis until such a time that we can procure additional financing. We are currently seeking additional alternative financing, but there is no assurance that we will be able to secure financing on favorable terms or at all.

At December 31, 2008, we had total current assets of $678, primarily in cash, and total current liabilities of $66,833 consisting of accounts payable and accrued expenses. At December 31, 2007, we had total current assets of $83,110, primarily in cash, and total current liabilities of $4,234 in accounts payable and accrued expenses. Working capital at December 31, 2008 was a negative $66,155 compared to $78,876 at December 31, 2007. This decrease in working capital for 2008 is primarily due to the 99% decrease in cash and increase in accounts payable and accrued expenses from $4,234 on December 31, 2007 to $66,833 on December 31, 2008. The decrease in working capital was partially offset by $45,000 in proceeds from the issuance of common stock during 2008. At December 31, 2008, we had total assets of $766 and stockholders’ deficit of $66,067, compared to total assets of $83,418 and stockholders' equity of $79,184 at December 31, 2007.

Net cash used by operating activities was $167,831 for 2008 compared to $247,379 for 2007. This result is partially attributed to the increased net loss from $238,813 for 2007 compared to $240,251 for 2008. Also during 2008, we issued common stock for services valued at $50,000 and accounts payable increased $62,599.

Net cash used by operating activities for the year ended December 31, 2008 was $167,831 compared to $247,379 for the year ended December 31, 2007, due to the increase in operating expenses and net loss in 2008. In 2008, we realized $85,532 in financing activities from the sale of stock and loans from related parties compared to $127,600 in 2007.

Results of Operations

For the year ended December 31, 2008 we realized revenues of $764 compared to $0 in 2007. Operating expenses for 2008 were $241,316, a 1% increase from $238,813 in 2007. The 2008 increase was statistically insignificant. Research and development expenses increased 100% from $25,295 in 2007 to $50,579 in 2008, which reflects increased activity in 2008 related to the development of our website and related services. Also, in 2008, we paid $50,000 in consulting fees compared to $79,500 in 2007. Our net loss for 2008 was $240,251 compared to $238,813 in 2007.

Net Operating Loss

We have accumulated approximately $621,299 of net operating loss carryforward as of December 31, 2008. This loss carryforward may be offset against future taxable income through the year 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2008 because it has been fully offset by a valuation allowance.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial positionand results of operations if adopted.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on our financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on our financial position, statements of operations, or cash flows at this time.

In March 2008, the FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133". This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We currently use the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). We will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), “Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations”, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. We will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115". This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. We will adopt SFAS No. 159 beginning March 1, 2008 and are currently evaluating the potential impact the adoption of this pronouncement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.

Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We will adopt this statement March 1, 2008, and it is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2008 and 2007 have been examined to the extent indicated in their reports by Moore & Associates, Chartered, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC. The aforementioned financial statements are included herein under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

This Item is not applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our President, acting as both our chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, it was concluded that as of December 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and

(ii) accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals. Our internal control over financial reporting includes those policies and procedures that :

●    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

●    provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

●    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our President acting as both chief executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The executive officers and directors of RxBids are as follows:

Name	Age	Position
Mack Bradley	41	President, CEO and Director
Trescha R. Peeples	44	Vice President and Director
Leisa C. Stilwell	56	Secretary / Treasurer and Director

___________________________

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated directors for service on the board of directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board and any committee of the board. However, directors may defer their expenses and/or take payment in shares of RxBids common stock. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the board of directors and each executive officer serves at the discretion of the board. We do not have any standing committees.

No director, officer or affiliate has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

Directors currently devote only such time to Company affairs as needed. The time devoted could amount to as little as 20% of the time they devote to their own business affairs, or if business conditions ultimately warrant, they could possibly elect to devote their full time to Company business. Presently, there are no other persons whose activities are material to our operations.

There are no arrangements, agreements or understandings between management and non management stockholders under which non management stockholders may directly or indirectly participate in or influence management of Company affairs. Present management openly accepts and appreciates any input or suggestions from stockholders. However, the board of directors is elected by the stockholders and the stockholders have the ultimate say in who represents them on the Board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of any other person.

The business experience of each of the persons listed above during the past five years is as follows:

Mack Bradley. Mr. Bradley is the founder, President, CEO and a director of RxBids. He has more than 15 years experience in the medical and dental field and is currently employed at Nobel Biocare USA, in Yorba Linda, California, where he has been a Territory Sales Representative since 2000. From 1998 to 2000, Mr. Bradley was a Territory Sales Representative for Straumann, Waltham, Massachussetts, where he was a surgical plate and screw sales representative. From 1996 through 1998, Mr. Bradley was a Surgical Manager/Scrub Tech at the Mirage Center, Peter Scheer, D.D.S., M.S., Rancho, California where he managed all activities regarding surgeries. He also was employed as a Surgical Manager/Scrub Tech from 1993 to 1996 with Monroe Sternlieb, D.D.S., Harry Glassmann, M.D., Rancho Mirage, California, where he managed all activities regarding dental and plastic surgeries. From 1992 to 1993, Mr. Bradley worked as a Surgical Scrub Tech for Monroe Sternlieb, D.D.S, Harry Glassmann, M.D., and Beverly Hills, California, working with doctors performing plastic surgery. From 1990 to 1992, Mr. Bradley was a combat medic in Desert Storm with the United States Navy as a Medical/Dental Field Technician.

Trescha R. Peeples. Ms. Peeples is the Vice President, Director and Sales & Marketing Representative for RxBids. From September 2003 to the present, Ms. Peeples has been employed by B. Braun Medical as an Infusion Therapy Specialist in both Arizona and Nevada. She is responsible for developing relationships and negotiating contracts with key personnel within contracted and non contracted hospitals. Ms. Peeples markets the complete line of Infusion Therapy, Infusion Systems and Pain Control. From June 2001 through September 2002, Ms. Peeples was employed by U.S. Surgical in Arizona and Las Vegas as a Wound Closure Specialist training surgeons, nurses and other operating room personnel through in-servicing and technical assistance during surgery, on the safe and effective use of USS products. Ms. Peeples was employed as a sales representative by Nobel Biocare USA, Inc. from August 1998 to June 2001 covering the territories of Arizona, Las Vegas and Hawaii. From September 1995 until August 1998, she was employed as a Payroll Sales Representative at Paychex, Inc. in Phoenix, Arizona, where she sold new payroll clients and additional payroll services for existing clients. From October 1990 until September 1995, Ms. Peeples was with PacifiCare of Arizona in Phoenix, Arizona as a Medicare HMO Sales Representative. She consulted senior citizens on the benefits of the Secure Horizons Medicare HMO. Ms. Peeples networked with PacifiCare contracted physicians to extract referrals. Ms. Peeples graduated from Arizona State University in Tempe, Arizona with a Bachelor of Science Degree in Marketing.

Leisa Stilwell. Mrs. Stilwell is the Secretary/Treasurer & Director of RxBids. Since 1992 she has been a Real Estate Broker/Owner for Stilwell & Associates in Las Vegas, Nevada. Mrs. Stilwell is the wife of the company’s consultant and former officer and director, Stanley K. Stilwell. Since 1995 Mrs. Stilwell has assisted Mr. Stilwell in his consulting business. She has coordinated efforts of attorneys, accountants and other professionals and supervised daily operations of various aspects of Mr. Stilwell’s business. Mrs. Stilwell is a licensed Real Estate Broker and has acted in various capacities within the real estate industry. From October 1991 through October 1992, Mrs. Stilwell established and operated Las Vegas No Ka Oi Realty. Mrs. Stilwell managed and supervised agents in all real estate transactions and established policy and procedure for property management. Prior to opening Las Vegas No Ka Oi Realty, Mrs. Stilwell was employed from December 1998 to December 1990 as a New Home Specialist in Sales for Developers Marketing Group in Desert Shores Las Vegas, Nevada. She supervised sales and coordinated the post sales activities including construction, decorating selection, contracts, loan tracking and escrow & closing. Prior to 1989, Mrs. Stilwell was a Sales Manager for Moneyworld Realty in the capacity of Sales Manager in which the duties were to oversee, educate and train new agents as well as conducting Sales Meetings. Mrs. Stilwell’s professional licenses include: Real Estate Agent in Utah from March 1981 to July 1984; Real Estate Broker in Utah from July 1984 to March 2001; Real Estate Agent in Nevada from April 1988; and a Real Estate Broker in Nevada from 1988 to the present. Mrs. Stilwell also holds an Insurance License for Health & Life since 1994; Series 63 Securities License; Certified Real Estate Brokerage Manager (CRB) since January 1986 and is a, member of the Greater Las Vegas Association of Realtors®.

Key Employee

We presently have no key employees. The company is being operated without monetary compensation by its three directors.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that these reports were not filed during the fiscal year 2008.

Code of Ethics

We currently do not have a code of ethics. During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Item 11.	Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2008 and 2007. Further, we have not entered into an employment agreement with any officer, director or any other person and no such agreement is anticipated in the immediate future. It is intended that directors will defer any compensation until such time as business warrants and adequate funds are available. As of the date hereof, no person has accrued any compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of April 9, 2009, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class(1)
Directors and Officers
Mack Bradley	2,000,000	37.92%
9050 West Warm Springs Rd. #12-2129
Las Vegas, Nevada 89148
Trescha R. Peeples	160,000	3.03%
29713 N. 126th Avenue
Peoria, Arizona 85383
Leisa C. Stilwell	420,000	7.96%
4955 South Durango # 223
Las Vegas, Nevada 89113
5% Stockholders
GOTRY LLC (2)	280,000	5.31%
3811 West Charleston # 201
Las Vegas, Nevada 89102
Stephen L. Kreizenbeck	500,000	9.48%
18 Carrera Court
Rancho Mirage, California 92270
All directors and officers	2,580,000	48.92%
a group (3 persons)

_________________________

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 5,274,400 shares of common stock outstanding on April 9, 2009.

(2)	GOTRY LLC is a limited liability company of which Dave Trylovich, DDS and Gary Goaslind, DDS are the principal owners.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, there have been no material transactions during the past two fiscal years between RxBids and any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate families.

On December 27, 2006, we issued 2,000,000 shares of common stock to our founder and director, Mack Bradley, for cash consideration of $140,000, or $0.07 per share. On the same date, we issued 480,000 shares to two other directors, Leisa C. Stilwell and Trescha R. Peeples, for cash of $24,000, or $0.05 per share.

On June 30, 2008, we issued a total of 200,000 shares of common stock, 100,000 shares each to Leisa C. Stilwell, the Secretary/Treasurer and a director of the company, and to Stanley K. Stilwell, a consultant to the company and the husband of Leisa Stilwell. The shares were issued in exchange for services to the company valued at $2,000, or $0.01 per share. Mrs. Stilwell’s services involved various operational functions including administrative duties and marketing. She continues to serve as a director and officer. Mr. Stilwell, a former director and officer, consulted with and assisted RxBids though its early development stages providing advice in the areas of capital structure, financing and retaining professional services. Mr. Stilwell assisted in the preparation of offering documents in connection with our 2007 stock offering and acted as sales agent for the offering. He has also assisted in the preparation of certain books and records of the company. Mr. Stilwell continues to act as an outside consultant to RxBids.

The above issuances of shares were made pursuant to the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of that Act.

None of our directors are deemed to be independent directors. We do not have a compensation, audit or nominating committee, rather those functions are carried out by the board as a whole.

Item 14.	Principal Accounting Fees and Services.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our independent auditors, Moore & Associates, Chartered, for professional services rendered for the audit of our annual financial statements included in our annual report for the year ended December 31, 2008 was $4,000.

Audit Related Fees

For the year ended December 31, 2008 and 2007, there were no fees billed for assurance and related services by Moore & Associates, Chartered relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2008 and 2007, no fees were billed by Moore & Associates, Chartered for tax compliance, tax advice and tax planning.

We do not use Moore & Associates, Chartered for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Moore & Associates, Chartered to provide compliance outsourcing services.

The board of directors has considered the nature and amount of fees billed by Moore & Associates, Chartered and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Moore & Associates, Chartered's independence.

PART 1V

Item 15.	Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Exhibit Name

3.1*	Articles of Incorporation and Amendments
3.2*	By-Laws of Registrant
4.1*	Specimen Stock Certificate
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

*	Filed previously as exhibit to Form 10 filed August 15, 2008.

RxBids

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2008

C O N T E N T S

Report of Independent Registered Public Accounting Firm	25

Balance Sheets	26

Statements of Operations	27

Statements of Stockholders’ Equity (Deficit)	28

Statements of Cash Flows	29

Notes to the Financial Statements	30

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

RXBids Inc

(A Development Stage Company)

We have audited the accompanying balance sheets of RXBids Inc (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 and since inception on June 8, 2004 through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RXBids Inc (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 and since inception on June 8, 2004 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has not recognized significant revenue, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

March 30, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

RXBIDS (A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2008	2007

CURRENT ASSETS

Cash and cash equivalents	$678	$82,977
Accounts receivable	-	133

Total Current Assets	678	83,110

EQUIPMENT, NET	88	308

TOTAL ASSETS	$766	$83,418

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$26,301	$4,234
Payable - related party	40,532	-

Total Current Liabilities	66,833	4,234

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 20,000,000 shares
authorized at $0.01 par value, 5,274,400 and 4,894,400
shares issued and outstanding,respectively	52,744	48,944
Additional paid-in capital	502,488	411,288
Deficit accumulated during the development stage	(621,299)	(381,048)

Total Stockholders' Equity (Deficit)	(66,067)	79,184
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$766	$83,418

The accompanying notes are an integral part of these financial statements.

RXBIDS
(A Development Stage Company)
Statements of Operations

	For the	For the	From Inception
	Year Ended	Year Ended	Through
	December, 31	December 31,	December, 31
	2008	2007	2008

REVENUES	$764	$-	$764
COST OF SALES		-	-
GROSS MARGIN	764	-	764

OPERATING EXPENSES

Depreciation expense	220	220	1,012
Sales and marketing	21,350	12,776	37,182
Research and development	50,579	25,295	155,325
Consulting fees	50,000	79,500	129,500
General and administrative	119,167	121,022	298,189

Total Operating Expenses	241,316	238,813	621,208

INCOME FROM OPERATIONS	(240,552)	(238,813)	(620,444)

OTHER INCOME (EXPENSE)

Interest Income (Expense)	301	-	(855)

Total Other Income
(Expense)	301	-	(855)

LOSS BEFORE INCOME TAXES	(240,251)	(238,813)	(621,299)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(240,251)	$(238,813)	$(621,299)

BASIC LOSS PER SHARE	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,034,400	4,480,000

The accompanying notes are an integral part of these financial statements

RXBIDS
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Deficit

Balance, June 8, 2004	-	$-	$-	$-	$-	$-

Net loss from inception
through December 31, 2004	-	-	-	-	(61,907)	(61,907)

Balance, December 31, 2004	-	-	-	-	(61,907)	(61,907)

Net loss for the year
ended December 31, 2005	-	-	-	-	(28,321)	(28,321)

Balance, December 31, 2005	-	-	-	-	(90,228)	(90,228)

Issuance of common stock
for cash and debt at $0.07
per share	4,480,000	44,800	311,832	(24,000)	-	332,632

Net loss for the year
ended December 31, 2006	-	-	-	-	(52,007)	(52,007)

Balance, December 31, 2006	4,480,000	44,800	311,832	(24,000)	(142,235)	190,397

Cash received for stock
subscriptions receivable	-	-	-	24,000	-	24,000

Issuance of common stock for
cash at $0.25 per share	414,400	4,144	99,456	-	-	103,600

Net loss for the year ended
December 31, 2007	-	-	-	-	(238,813)	(238,813)

Balance, December 31, 2007	4,894,400	48,944	411,288	-	(381,048)	79,184

Issuance of common stock
for cash at $0.25 per share	180,000	1,800	43,200	-	-	45.000

Issuance of common stock for
services at $0.25 per share	200,000	2,000	48,000	-	-	50,000

Net loss for the year ended
December 31, 2008	-	-	-	-	(240,251)	(240,251)

Balance, December 31, 2008	5,274,400	$52,744	$502,488	$-	$(621,299)	$(66,067)

                                     The accompanying notes are an integral part of these financial statements

                                             -28-

RXBIDS
(A Development Stage Company)
Statements of Cash Flows

	For the	For the	From Inception
	Year Ended	Year Ended	Through
	December, 31	December 31,	December, 31
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(240,251)	$(238,813)	$(621,299)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	50,000	-	50,000
Depreciation and amortization	220	220	1,012
Changes in operating assets and liabilities:
Change in accounts receivable	133	(133)	-
Change in accounts payable	22,067	(8,653)	26,301

Net Cash Used in
Operating Activities	(167,831)	(247,379)	(543,986)

INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(1,100)

Net Cash Used in
Investing Activities	-	-	(1,100)

FINANCING ACTIVITIES

Proceeds from related party loans	40,532	-	373,164
Proceeds from common stock issued	45,000	127,600	172,600

Net Cash Provided by
Financing Activities	85,532	127,600	545,764

NET DECREASE IN CASH	(82,299)	(119,779)	678

CASH AT BEGINNING OF PERIOD	82,977	202,756	-

CASH AT END OF PERIOD	$678	$82,977	$678

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services	$50,000		$50,000
Common stock issued for debt	$-	$-	$332,632

The accompanying notes are an integral part of these financial statements.

.-29-

RXBIDS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE A - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Due to the research and development nature of the Company, it has sustained significant operating losses in recent years which raises substantial doubt about its ability to continue as a going concern. As a result of these losses, the Company is dependent upon continued debt and equity financing to fund its future operations. The Company also anticipates product sales through its internet prescription service.

The Company has not recognized significant revenues through December 31, 2008 and is accordingly classified as a development stage company per SFAS 7.

Management’s plans to continue as a going concern are to raise capital in a private placement of the Company’s common stock. Management intends to use these funds to market its internet prescription service and increase its revenues to the point that revenues cover operating expenses.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY - The Company was incorporated under the laws of the State of Nevada on June 18, 2004 as RxBids. The Company does business as RxBids.com and provides medical prescription services over through the internet. The Company has developed a web site and order fulfilling technology to provide this service. To date the Company has recorded no sales and is classified as a development stage company.

CASH AND CASH EQUIVALENTS - For the purposes of the statement of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE - Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within thirty days from the invoice date and are stated at the amount billed. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Management periodically reviews accounts receivable balances for uncollectible amounts. An allowance for uncollectible amounts of $-0- and $-0- was recorded at December 31, 2008 and 2007, respectively.

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (usually 5 to 7 years).Depreciation expense for the years ended December 31, 2008 and 2007, totaled $220 and $220, respectively. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the property and equipment, along with estimates of future cash flows and projected operating information. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of undepreciated assets. Based on its evaluation, the Company has determined that no impairment charge to the property and equipment was necessary for the years ended December 31, 2008 and 2007.

RXBIDS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

INTANGIBLE ASSETS - The Company expenses its organization costs during the period incurred.

ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INCOME TAXES - The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded due to the net operating loss carryforward of $571,299 as of December 31, 2008 that may be offset against further taxable income. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax asset:
Net operating loss carryforwqrd	$222,807	$148,608
Valuation allowance	(222,807)	(148,608)

	$-	$-

The components of income tax expense are as follows:

	2008	2007

Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	(74,199)	(93,137)
Change in allowance	74,199	20,282

	$-	$-

CONCENTRATIONS OF RISK –The Company occasionally maintains amounts on deposit with a local financial institution which are in excess of the federally insured limits. Statement of Financial Accounting Standards No. 105 identifies this as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions. Amounts in excess of federally insured limits totaled approximately

$-0- at December 31, 2008.

ADVERTISING - Advertising costs are expensed as incurred. Advertising expenses totaled $21,350 and $12,776 for the years ended December 31, 2008 and 2007, respectively.

RESEARCH AND DEVELOPMENT COSTS – In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” research and development costs are expensed as incurred. Research and development costs were $50,579 and $25,295 for the years ended December 31, 2008 and 2007, respectively.

RXBIDS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

REVENUE RECOGNITION - The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists,(ii)delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

SHARE BASED COMPENSATION - The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123 (REVISED 2004), "Share-Based Payment" (SFAS 123[R]). In accordance with SFAS 123[R], option expense of $-0- and $1-0- was recognized for the years ended December 31, 2008 and 2007, respectively. The expense was calculated using the Black-Scholes valuation model.

BASIC LOSS PER SHARE OF COMMON STOCK -The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements. Fully diluted loss per share of common stock is not disclosed as the common stock equivalents are antidilutive in nature.

	For the years ended
	December 31
	2008	2007

Numerator:
Net Loss	$(240,251)	$(238,813)

Denominator - weighted average shares	5,034,400	4,480,000

Basic loss per share:	$(0.05)	$(0.05)

At December 31, 2008 and 2007, the Company had no common stock equivalents outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial

RXBIDS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

RECENT ACCOUNTING PRONOUNCEMENTS - Continued

position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption

RXBIDS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

RECENT ACCOUNTING PRONOUNCEMENTS - Continued

is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

RXBIDS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Impairment of Long-Lived Assets -In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.

Fair Value of Financial Instruments - The recorded amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2008 and 2007. The Company has no investments in derivative financial instruments.

NOTE C – RELATED PARTY TRANSACTIONS

From its inception the Company received $332,632 in loans from shareholders. On December 28, 2006, the Company issued 4,000,000 shares of its common stock in satisfaction of those loans.

In connection with the previous stock issuances the Company increased its authorized shares of common stock to 20,000,000 with a par value of $0.01. All references to shares outstanding have been restated retroactively.

During 2008, the Company received cash advances from a shareholder and officer of $40,532. The advances are unsecured, non interest bearing and due upon demand.

NOTE D – CAPITAL STOCK

During 2006 the Company issued 480,000 shares of its common stock at $0.05 per share. On January 18, 2007, the Company collected the $24,000 of stock subscriptions receivable.

During 2007, the Company issued 414,400 shares of common stock for cash of $103,600 at $0.25 per share.

During 2008, the Company issued 180,000 shares of common stock for cash of $45,000 and 200,000 shares for services. The Company’s common stock was issued at $0.25 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RxBids

By:	/s/ MACK BRADLEY
Mack Bradley
President and C.E.O.
Principal Financial Officer
Principal Accounting Officer

Dated:	April 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

April 10, 2009
/S/	MACK BRADLEY	President, C.E.O. and director
Mack Bradley	Principal Financial Officer
Principal Accounting Officer

April 10, 2009
/S/	TRESCHA R. PEEPLES	Vice President and Director
Trescha R. Peeples

April 10, 2009
/S/	LEISA C. STILWELL	Secretary and Director
Leisa C. Stilwell