Form 10-Q
period 2008-03-31
RxBids
filed 2009-05-06
CIK 1405350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

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

(702) 540-2222

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                             Yes ☐ No☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of December 1, 2008

Common Stock, $.01 par value	5,274,400

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4(T).	Controls and Procedures	11

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures	14

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of RxBids at March 31, 2009 and related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2009 and 2008 and the period from June 18, 2004 (date of inception) through March 31, 2009, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the RxBids December 31, 2008 audited financial statements. Operating results for the period ended March 31, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

RxBIDS

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2009 and December 31, 2008

RXBIDS
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2009	2008
	(unaudited)

CURRENT ASSETS

Cash and cash equivalents	$685	$678

Total Current Assets	685	678

EQUIPMENT, NET	33	88

TOTAL ASSETS	$718	$766

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$23,652	$26,301
Payable - related party	51,069	40,532

Total Current Liabilities	74,721	66,833

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 20,000,000 shares
authorized at $0.01 par value, 5,274,400
shares issued and outstanding	52,744	52,744
Additional paid-in capital	502,488	502,488
Deficit accumulated during the development stage	(629,235)	(621,299)

Total Stockholders' Equity (Deficit)	(74,003)	(66,067)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$718	$766

The accompanying notes are an integral part of these financial statements.

RXBIDS
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the	For the	From Inception on
	Three Months	Three Months	June 18, 2004
	Ended	Ended	Through
	March, 31	March 31,	March 31,
	2009	2008	2009

REVENUES	$-	$-	$764
COST OF SALES		-	-
GROSS MARGIN	-	-	764

OPERATING EXPENSES

Depreciation expense	55	55	1,067
Sales and marketing	2,172	5,100	39,354
Research and development	-	-	155,325
Consulting fees	3,234	-	132,734
General and administrative	2,475	33,922	300,664

Total Operating Expenses	7,936	39,077	629,144

INCOME FROM OPERATIONS	(7,936)	(39,077)	(628,380)

OTHER INCOME (EXPENSE)

Interest Income (Expense)	-	-	(855)

Total Other Income
(Expense)	-	-	(855)

LOSS BEFORE INCOME TAXES	(7,936)	(39,077)	(629,235)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(7,936)	$(39,077)	$(629,235)
BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,274,400	4,894,400

The accompanying notes are an integral part of these financial statements

RXBIDS
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Deficit

Balance, June 8, 2004	-	$-	$-	$-	$-	$-

Net loss from inception
through December 31, 2004	-	-	-	-	(61,907)	(61,907)

Balance, December 31, 2004	-	-	-	-	(61,907)	(61,907)

Net loss for the year
ended December 31, 2005	-	-	-	-	(28,321)	(28,321)

Balance, December 31, 2005	-	-	-	-	(90,228)	(90,228)

Issuance of common stock
for cash and debt at $0.07
per share	4,480,000	44,800	311,832	(24,000)	-	332,632

Net loss for the year
ended December 31, 2006	-	-	-	-	(52,007)	(52,007)

Balance, December 31, 2006	4,480,000	44,800	311,832	(24,000)	(142,235)	190,397

Cash received for stock
subscriptions receivable	-	-	-	24,000	-	24,000

Issuance of common stock for
cash at $0.25 per share	414,400	4,144	99,456	-	-	103,600

Net loss for the year
ended December 31, 2007	-	-	-	-	(238,813)	(238,813)

Balance, December 31, 2007	4,894,400	48,944	411,288	-	(381,048)	79,184

Issuance of common stock for
cash at $0.25 per share	180,000	1,800	43,200	-	-	45,000

Issuance of common stock for
services at $0.25 per share	200,000	2,000	48,000	-	-	50,000

Net loss for the year
ended December 31, 2008	-	-	-	-	(240,251)	(240,251)

Balance, December 31, 2008	5,274,400	52,744	502,488	-	(621,299)	(66,067)

Net loss for the three months
ended March 31, 2009 (unaudited)	-	-	-	-	(7,936)	(7,936)

Balance, March 31, 2009 (unaudited)	5,274,400	$52,744	$502,488	$-	$(629,235)	$(74,003)

The accompanying notes are an integral part of these financial statements.

RXBIDS
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the	For the	From Inception on
	Three Months	Three Months	June 18, 2004
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(7,936)	$(39,077)	$(629,235)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services			50,000
Depreciation and amortization	55	55	1,067
Changes in operating assets and liabilities:
Change in accounts receivable		102	-
Change in accounts payable	(2,649)	406	23,652

Net Cash Used in
Operating Activities	(10,530)	(38,514)	(554,516)

INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(1,100)

Net Cash Used in
Investing Activities	-	-	(1,100)

FINANCING ACTIVITIES

Proceeds from related party loans	10,537	-	383,701
Proceeds from common stock issued	-	-	172,600

Net Cash Provided by
Financing Activities	10,537	-	556,301

NET DECREASE IN CASH	7	(38,514)	685

CASH AT BEGINNING OF PERIOD	678	82,977	-

CASH AT END OF PERIOD	$685	$44,463	$685

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION*
CASH PAID FOR:*
Interest	$-	$-	$-
Income Taxes*	$-	$-	$-
NON-CASH FINANCING ACTIVITIES:
Common stock issued for services	$-		$50,000
Common stock issued for debt	$-	$-	$332,632

The accompanying notes are an integral part of these financial statements.

RXBIDS

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2009 and 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the period ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resourcesand to develop a consistent source of revenues. Management’s plans include of investing in and developing all types of businesses related to the entertainment industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RXBIDS

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2009 and 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

Liquidity and Capital Resources

In December 2007, we realized gross proceeds of $103,600 from the public offering of our common stock. We have used the majority of these proceeds to complete development of our website and to commence advertising to promote and market our medical prescription auction service. At of March 31, 2009, we had available cash of $685 compared to $678 at December 31, 2008. Management anticipates that we must secure additional funds to adequately sustain operations during the remainder of fiscal 2009. If during this period we have not begun to realize sufficient revenues to fund ongoing operations, we will have to consider new sources of financing. We do not currently have any arrangements or plans for future financing and there is no assurance that we will be able to secure financing on favorable terms or at all.

At March 31, 2009, we had total current assets of $685 in cash and total current liabilities of $74,721, consisting of accounts payable and accrued expenses of $23,652 and a payable to related party of $51,069. At December 31, 2008, we had total current assets of $678 in cash, and total current liabilities of $66,833, consisting of accounts payable and accrued expenses of $26,301 and a payable to related party of $40,432. Working capital at March 31, 2009 was a negative $74,036 compared to $66,155 at December 31, 2008. This decrease in working capital for the first three months of 2009 is primarily due to the 26% increase in the payable to related party, which represents additional borrowing during the period, and was partially offset by the 10% decrease in accounts payable and accrued expenses. At March 31, 2009, we had total assets of $718 and a stockholders’ deficit of $74,003, compared to total assets of $766 and a stockholders' deficit of $66,067 at December 31, 2008.

Net cash used by operating activities was $10,530 for the first three months of 2009 compared to $38,514 for the comparable 2008 period. This result is primarily attributed to the decreased net loss from $39,077 for the 2008 period, compared to $7,936 for the 2009 period. Also during the first three months of 2009, we realized $10,537 in proceeds from related party loans.

Results of Operations

We did not realize any revenues for either of the three-month periods (“first quarter”) ended March 31, 2009 or 2008. Total operating expenses for the first quarter of 2009 were $7,936, an 80% decrease from $39,077 for the first quarter of 2008. The decrease is primarily attributed to the 93% decrease in general and administrative expenses, from $33,922 in 2008 to $2,475 in 2009, due to the elimination of website and business development expenses. Also, sales and marketing expenses decreased 57% from $5,100 for the first quarter of 2008 to $2,172 for the first quarter of 2009, due to decreased Internet marketing activities and business development. The decrease in total operating expenses for the first quarter of 2009 was partially offset by the payment of consulting fees of $3,234 during the period compared to $0 for the 2008 period. Our net loss was $7,936 for the first quarter of 2009 compared to $39,077 for the first quarter of 2008.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Net Operating Loss

The Company has accumulated approximately $621,299 of net operating loss carryforward as of December 31, 2008. This loss carryforward may be offset against future taxable income through the year 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2008 or three-month period ended March 31, 2009 because it has been fully offset by a valuation allowance.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2009. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

This Item is not applicable.

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

RxBids

Date: May 6, 2009	By: /S/	MACK BRADLEY
Mack Bradley

President, C.E.O. and Director

(Acting Principal Accounting Officer)