Form 10-Q
period 2009-06-30
RxBids
filed 2009-08-19
CIK 1405350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                       Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐ No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                               Yes ☐ No☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 10, 2008

Common Stock, $.01 par value	5,274,400

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4(T).	Controls and Procedures	11

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures	14

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of RxBids at June 30, 2009 and related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended June 30, 2009 and 2008 and the period from June 18, 2004 (date of inception) through June 30, 2009, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the RxBids December 31, 2008 audited financial statements. Operating results for the period ended June 30, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

RxBIDS

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2009 and December 31, 2008

RXBIDS
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2009	2008
	(unaudited)

CURRENT ASSETS

Cash and cash equivalents	$599	$678

Total Current Assets	599	678

EQUIPMENT, NET	-	88

TOTAL ASSETS	$599	$766

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$27,493	$26,301
Payable - related party	59,416	40,532

Total Current Liabilities	86,909	66,833

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 20,000,000 shares
authorized at $0.01 par value, 5,274,400
shares issued and outstanding	52,744	52,744
Additional paid-in capital	502,488	502,488
Deficit accumulated during the development stage	(641,542)	(621,299)

Total Stockholders' Equity (Deficit)	(86,310)	(66,067)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$599	$766

The accompanying notes are an integral part of these financial statements.

RXBIDS
(A Development Stage Company)
Statements of Operations
(Unaudited)

						From Inception on
						June 18,
	For the Three Months Ended		For the Six Months Ended			2004 Through
	June 30,		June 30,			June 30,
	2009	2008	2009		2008	2009

REVENUES		$247	$		$247	$764
COST OF SALES		-			-	-
GROSS MARGIN	-	247		-	247	764

OPERATING EXPENSES

Depreciation expense	33	55		88	110	1,100
Sales and marketing	1,724	-		3,896	5,100	41,078
Research and development	-	31,000		-	31,000	155,325
Consulting fees	8,757	50,000		11,991	50,000	141,491
General and administrative	1,417	47,265		3,892	81,187	302,081

Total Operating Expenses	11,931	128,320		19,867	167,397	641,075

INCOME FROM OPERATIONS	(11,931)	(128,073)		(19,867)	(167,150)	(640,311)

OTHER INCOME (EXPENSE)

Interest Expense	(376)	-		(376)	-	(1,231)

Total Other Income
(Expense)	(376)	-		(376)	-	(1,231)

LOSS BEFORE INCOME TAXES	(12,307)	(128,073)		(20,243)	(167,150)	(641,542)

INCOME TAX EXPENSE	-	-		-	-	-

NET LOSS	$(12,307)	$(128,073)		$(20,243)	$(167,150)	$(641,542)

BASIC LOSS PER SHARE	$(0.00)	$(0.03)		$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,274,400	4,984,400	5,274,400	4,954,400

The accompanying notes are an integral part of these financial statements

RXBIDS
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Deficit

Balance, June 8, 2004	-	$-	$-	$-	$-	$-

Net loss from inception
through December 31, 2004	-	-	-	-	(61,907)	(61,907)

Balance, December 31, 2004	-	-	-	-	(61,907)	(61,907)

Net loss for the year
ended December 31, 2005	-	-	-	-	(28,321)	(28,321)

Balance, December 31, 2005	-	-	-	-	(90,228)	(90,228)

Issuance of common stock
for cash and debt at $0.07
per share	4,480,000	44,800	311,832	(24,000)	-	332,632

Net loss for the year
ended December 31, 2006	-	-	-	-	(52,007)	(52,007)

Balance, December 31, 2006	4,480,000	44,800	311,832	(24,000)	(142,235)	190,397

Cash received for stock
subscriptions receivable	-	-	-	24,000	-	24,000

Issuance of common stock for
cash at $0.25 per share	414,400	4,144	99,456	-	-	103,600

Net loss for the year
ended December 31, 2007	-	-	-	-	(238,813)	(238,813)

Balance, December 31, 2007	4,894,400	48,944	411,288	-	(381,048)	79,184

Issuance of common stock for
cash at $0.25 per share	180,000	1,800	43,200	-	-	45,000

Issuance of common stock for
services at $0.25 per share	200,000	2,000	48,000	-	-	50,000

Net loss for the year
ended December 31, 2008	-	-	-	-	(240,251)	(240,251)

Balance, December 31, 2008	5,274,400	52,744	502,488	-	(621,299)	(66,067)

Net loss for the six months
ended June 30, 2009 (unaudited)	-	-	-	-	(20,243)	(20,243)

Balance, June 30, 2009 (unaudited)	5,274,400	$52,744	$502,488	$-	$(641,542)	$(86,310)

The accompanying notes are an integral part of these financial statements.

RXBIDS
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception on
			June 18, 2004
			Through
	For the Six Months Ended		June 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(20,243)	$(167,150)	$(641,542)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	50,000	50,000
Depreciation and amortization	88	110	1,100
Changes in operating assets and liabilities:
Change in accounts receivable		128	-
Change in accounts payable	1,192	43,218	27,493

Net Cash Used in
Operating Activities	(18,963)	(73,694)	(562,949)

INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(1,100)

Net Cash Used in
Investing Activities	-	-	(1,100)

FINANCING ACTIVITIES

Proceeds from related party loans	18,884	-	392,048
Proceeds from common stock issued	-	45,000	172,600

Net Cash Provided by
Financing Activities	18,884	45,000	564,648

NET DECREASE IN CASH	(79)	(28,694)	599

CASH AT BEGINNING OF PERIOD	678	82,977	-

CASH AT END OF PERIOD	$599	$54,283	$599

.

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$376	$-	$376
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services	$-	50,000	$50,000
Common stock issued for debt	$-	$-	$332,632

The accompanying notes are an integral part of these financial statements.

RXBIDS

(A Development Stage Company)

Condensed Notes to Financial Statements

June 30, 2009 and December 31, 2008

NOTNOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTNOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet

Established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTNOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

RXBIDS

(A Development Stage Company)

Condensed Notes to Financial Statements

June 30, 2009 and December 31, 2008

NOTNOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of

Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Liquidity and Capital Resources

In December 2007, we realized gross proceeds of $103,600 from the public offering of our common stock. We have used the majority of these proceeds to complete development of our website and to commence advertising to promote and market our medical prescription auction service. At of June 30, 2009, we had available cash of $599 compared to $678 at December 31, 2008. Management believes we must secure additional funds to adequately sustain operations during the remainder of fiscal 2009. If during this period we have not begun to realize sufficient revenues to fund ongoing operations, we will have to consider new sources of financing. We do not currently have any arrangements or plans for future financing and there is no assurance that we will be able to secure financing on favorable terms or at all.

At June 30, 2009, we had total current assets of $599 in cash and total current liabilities of $86,909, consisting of accounts payable and accrued expenses of $27,493 and a payable to related party of $59,416. At December 31, 2008, we had total current assets of $678 in cash, and total current liabilities of $66,833, consisting of accounts payable and accrued expenses of $26,301 and a payable to related party of $40,432. Working capital at June 30, 2009 was a negative $86,310 compared to $66,155 at December 31, 2008. This decrease in working capital for the first six months of 2009 is primarily due to the 47% increase in the payable to related party, which represents additional borrowing during the period. There was also a 5% increase in accounts payable and accrued expenses. At June 30, 2009, we had total assets of $599 and a stockholders’ deficit of $86,310, compared to total assets of $766 and a stockholders' deficit of $66,067 at December 31, 2008.

Net cash used by operating activities was $18,963 for the first six months of 2009 compared to $73,694 for the comparable 2008 period. This result is primarily attributed to the decreased net loss from $167,150 for the 2008 period, compared to $20,243 for the 2009 period. Also during the first six months of 2009, we realized $18,884 in proceeds from related party loans.

Results of Operations

We did not realize any revenues for the three-month period (“second quarter”) ended June 30, 2009 compared to revenues of $247 for the second quarter of 2008. Total operating expenses for the second quarter of 2009 were $11,931, a 91% decrease from $128,320 for the second quarter of 2008. The decrease is primarily attributed to the 97% decrease in general and administrative expenses, from $47,265 in 2008 to $1,417 in 2009, due to the elimination of website and business development expenses. The decrease was also due to research and development expenses of $31,000 in the second quarter in 2008 compared to $0 in 2009, reflecting the decreased research and development activity in 2009, and the 82% decrease in consulting fees from $50,000 in the second quarter of 2008 to $8,757 for the 2009 period. Our net loss was $12,307 for the second quarter of 2009 compared to $128,073 for the second quarter of 2008.

We did not receive revenues for the six months ended June 30, 2009 compared to $247 for the

2008 period. Total operating expenses for the first six months of 2009 decreased 88% to $19,867 from $167,397 for the comparable 2008 period, primarily attributed to the 95% decrease in general and administrative expenses, from $81,187 in 2008 to $3,892 in 2009, due to the elimination of website and business development expenses. Contributing to the decrease was the decrease in research and development expenses from $31,000 for the first six months of 2008 to $0 in 2009 and the 76% decrease in consulting fees from $50,000 in the first six months of 2008 to $11,991 for the 2009 period. Our net loss was $20,243 for the first six months of 2009 compared to $167,150 for the 2008 period.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Net Operating Loss

The Company has accumulated approximately $621,299 of net operating loss carryforward at December 31, 2008. This loss carryforward may be offset against future taxable income through the year 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2008 or six-month period ended June 30, 2009 because it has been fully offset by a valuation allowance.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2009. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RxBids

Date: August 19, 2009	By: /S/	MACK BRADLEY
Mack Bradley
President, CEO and Director
(Acting Principal Accounting Officer)