Form 10-Q
period 2009-09-30
RxBids
filed 2009-11-16
CIK 1405350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 11, 2008

Common Stock, $.01 par value	5,274,400

PART  I   —   FINANCIAL INFORMATION

Item 1.         Financial Statements

The accompanying unaudited balance sheet of RxBids at September 30, 2009 and related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended September 30, 2009 and 2008 and the period from June 18, 2004 (date of inception) through September 30, 2009, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the RxBids December 31, 2008 audited financial statements.  Operating results for the period ended September 30, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

RxBIDS
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2009 and December 31, 2008

RXBIDS
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$785	$678

Total Current Assets	785	678

EQUIPMENT, NET	-	88

TOTAL ASSETS	$785	$766

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$29,283	$26,301
Payable - related party	64,116	40,532

Total Current Liabilities	93,399	66,833

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 20,000,000 shares authorized at $0.01 par value, 5,274,400 shares issued and outstanding	52,744	52,744
Additional paid-in capital	502,488	502,488
Deficit accumulated during the development stage	(647,846)	(621,299)

Total Stockholders' Equity (Deficit)	(92,614)	(66,067)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$785	$766

The accompanying notes are an integral part of these financial statements.

RXBIDS
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception on
					June 18,
	For the Three Months Ended		For the Nine Months Ended		2004 Through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

REVENUES	$272	$105	$272	$352	$1,036
COST OF SALES	-	-		-	-
GROSS MARGIN	272	105	272	352	1,036

OPERATING EXPENSES

Depreciation expense	-	55	88	165	1,100
Sales and marketing	2,172	3,500	6,068	8,600	43,250
Research and development	-	4,579	-	35,579	155,325
Consulting fees	2,463		14,454	50,000	143,954
General and administrative	1,361	25,751	5,253	106,938	303,442

Total Operating Expenses	5,996	33,885	25,863	201,282	647,071

INCOME FROM OPERATIONS	(5,724)	(33,780)	(25,591)	(200,930)	(646,035)

OTHER INCOME (EXPENSE)

Interest Income (Expense)	(580)	-	(956)	-	(1,811)

Total Other Income (Expense)	(580)	-	(956)	-	(1,811)

LOSS BEFORE INCOME TAXES	(6,304)	(33,780)	(26,547)	(200,930)	(647,846)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(6,304)	$(33,780)	$(26,547)	$(200,930)	$(647,846)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,274,400	5,274,400	5,274,400	5,034,400

The accompanying notes are an integral part of these financial statements

RXBIDS
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-In	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Deficit

Balance, June 18, 2004	-	$-	$-	$-	$-	$-

Net loss from inception through December 31, 2004	-	-	-	-	(61,907)	(61,907)

Balance, December 31, 2004	-	-	-	-	(61,907)	(61,907)

Net loss for the year ended December 31, 2005	-	-	-	-	(28,321)	(28,321)

Balance, December 31, 2005	-	-	-	-	(90,228)	(90,228)

Issuance of common stock for cash and debt at $0.07 per share	4,480,000	44,800	311,832	(24,000)	-	332,632

Net loss for the year ended December 31, 2006	-	-	-	-	(52,007)	(52,007)

Balance, December 31, 2006	4,480,000	44,800	311,832	(24,000)	(142,235)	190,397

Cash received for stock subscriptions receivable	-	-	-	24,000	-	24,000

Issuance of common stock for cash at $0.25 per share	414,400	4,144	99,456	-	-	103,600

Net loss for the year ended December 31, 2007	-	-	-	-	(238,813)	(238,813)

Balance, December 31, 2007	4,894,400	48,944	411,288	-	(381,048)	79,184

Issuance of common stock for cash at $0.25 per share	180,000	1,800	43,200	-	-	45,000

Issuance of common stock for services at $0.25 per share	200,000	2,000	48,000	-	-	50,000

Net loss for the year ended December 31, 2008	-	-	-	-	(240,251)	(240,251)

Balance, December 31, 2008	5,274,400	52,744	502,488	-	(621,299)	(66,067)

Net loss for the nine months ended September 30, 2009 (unaudited)	-	-	-	-	(26,547)	(26,547)

Balance September 30, 2009 (unaudited)	5,274,400	$52,744	$502,488	$-	$(647,846)	$(92,614)

The accompanying notes are an integral part of these financial statements.

RXBIDS
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception on
			June 18, 2004
	For the Nine Months Ended		Through
	September 30,		September 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(26,547)	$(200,930)	$(647,846)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	50,000	50,000
Depreciation and amortization	88	165	1,100
Changes in operating assets and liabilities:
Change in accounts receivable	-	133	-
Change in accounts payable	2,982	26,662	29,283

Net Cash Used in Operating Activities	(23,477)	(123,970)	(567,463)

INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(1,100)

Net Cash Used in Investing Activities	-	-	(1,100)

FINANCING ACTIVITIES

Proceeds from related party loans	23,584	-	396,748
Proceeds from common stock issued	-	45,000	172,600

Net Cash Provided by Financing Activities	23,584	45,000	569,348

NET DECREASE IN CASH	107	(78,970)	785

CASH AT BEGINNING OF PERIOD	678	82,977	-

CASH AT END OF PERIOD	$785	$4,007	$785

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services	$-	$50,000	$50,000
Common stock issued for debt	$-	$-	$332,632

The accompanying notes are an integral part of these financial statements.

RXBIDS
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the period ended September 30, 2009 is not necessarily indicative of the operating results for the full years.

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

RXBIDS
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Accounting Pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

RXBIDS
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

NOTE 4 – RELATED PARTY PAYABLES

As of September 30, 2009, the Company has received cash advances from its principal shareholder of $64,116. The advances are non interest bearing, unsecured and due upon demand. Imputed interest was not considered to be material.

NOTE 5 – SUBSEQUENT EVENT

There were no subsequent events from the end of the quarter to November 13, 2009.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Liquidity and Capital Resources

In December 2007, we realized gross proceeds of $103,600 from the public offering of our common stock.  We have used these proceeds to develop our website and to commence advertising to promote and market our medical prescription auction service.  At September 30, 2009, we had available cash of $785 compared to $678 at December 31, 2008.  Management believes we must secure additional funds to adequately sustain operations during the remainder of fiscal 2009.  If during this period we have not begun to realize sufficient revenues to fund ongoing operations, we will have to consider new sources of financing.  We do not currently have any arrangements or plans for future financing and there is no assurance that we will be able to secure financing on favorable terms or at all.

At September 30, 2009, we had total current assets of $785 in cash and total current liabilities of $93,399, consisting of accounts payable and accrued expenses of $29,283 and a payable to related party of $64,116.  At December 31, 2008, we had total current assets of $678 in cash and total current liabilities of $66,833, consisting of accounts payable and accrued expenses of $26,301 and a payable to related party of $40,532.  Working capital at September 30, 2009 was a negative $92,614 compared to $66,155 at December 31, 2008.  This decrease in working capital for the first nine months of 2009 is primarily due to the 58% increase in the payable to related party, which represents additional borrowing during the period.  There was also an 11% increase in accounts payable and accrued expenses.  At September 30, 2009, we had total assets of $785 and a stockholders’ deficit of $92,614, compared to total assets of $766 and a stockholders' deficit of $66,067 at December 31, 2008.

Net cash used by operating activities was $23,477 for the first nine months of 2009 compared to $123,970 for the comparable 2008 period.  This result is primarily attributed to the decreased net loss from $200,939 for the 2008 period, compared to $26,547 for the 2009 period.  Also during the first nine months of 2009, we realized $23,584 in proceeds from related party loans.

Results of Operations

We realized $272 in revenues for the three-month period (“third quarter”) ended September 30, 2009 compared to revenues of $105 for the third quarter of 2008.  Total operating expenses for the third quarter of 2009 were $5,996, an 83% decrease from $33,885 for the third quarter of 2008.  The decrease is primarily attributed to the 95% decrease in general and administrative expenses, from $25,751 in 2008 to $1,361 in 2009, due to the elimination of website and business development expenses.  The decrease was also due to research and development expenses of $4,579 in the third quarter in 2008 compared to $0 in 2009, reflecting the decreased in research and development activity in 2009.  The decrease in expenses was partially offset by consulting fees of $2,463 for the third quarter of 2009 compared to $0 for the 2008 period.  Our net loss was $6,304 for the third quarter of 2009 compared to $33,780 for the third quarter of 2008.

We realized $272 in revenues for the nine months ended September 30, 2009 compared to $352 for the 2008 period.  Total operating expenses for the first nine months of 2009 decreased 87% to $25,863 from $201,282 for the comparable 2008 period, primarily attributed to the 95% decrease in general and administrative expenses, from $106,938 in 2008 to $5,253 in 2009, due to the elimination of website and business development expenses.  Contributing to the decrease was the decrease in research and development expenses from $35,579 for the first nine months of 2008 to $0 in 2009, and the 71% decrease in consulting fees from $50,000 in the first nine months of 2008 to $14,454 for the 2009 period.  Our net loss was $26,547 for the first nine months of 2009 compared to $200,930 for the 2008 period.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Net Operating Loss

The Company has accumulated approximately $621,299 of net operating loss carryforward at December 31, 2008.  This loss carryforward may be offset against future taxable income through the year 2028.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2008 or nine-month period ended September 30, 2009 because it has been fully offset by a valuation allowance.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2009. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RxBids

Date: November 16, 2009	By:	/S/ Mack Bradley
Mack Bradley
President, C.E.O. and Director
(Acting Principal Accounting Officer)