Form 10-K
period 2009-12-31
RxBids
filed 2010-04-15
CIK 1405350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:   000-53373

RxBids
(Exact name of registrant as specified in its charter)

Nevada	20-1226081
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9050 W. Warm Springs Rd #12-2129, Las Vegas, Nevada 89148
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:   (702) 540-2222

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2009, the last business day of the registrant’s most recently completed second quarter, was $-0-.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2009 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 30, 2010 was 5,274,400.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

RxBids

PART I

Item 1. Business.

Business Development

History

RxBids incorporated in Nevada on June 8, 2004 for the purpose of offering money savings for individual consumers on prescription medications.

On June 8, 2007, we commenced an initial public offering of a maximum 2,000,000 shares of our common stock at the offering price of $0.25 per share, with a minimum offering of 400,000 shares.  The offering was registered and sold exclusively in the State of Nevada pursuant to Regulation D, Rule 504 under the Securities Act of 1933.  We closed the offering on December 27, 2007 having sold 414,400 shares for gross proceeds of $103,600.

On August 15, 2008, we filed a registration statement with the SEC on Form 10 under the Securities Exchange Act of 1934.  The registration statement became effective and comment free on November 13, 2008.  As a reporting company under the Exchange Act, we are obligated to file with the SEC certain interim and periodic reports, including an annual report containing audited financial statements.

Our principal executive offices are located at 9050 W. Warm Springs Rd #12-2129, Las Vegas, Nevada 89148 and our telephone number is (702) 540-2222.

Current Business Activities

Business of RxBids

We maintain a website (http://rxbids.com) that allows an individual the opportunity to put their medical prescription “up for bid” and have multiple pharmacies bid down the price of a prescription.  We accept hard copy prescriptions from doctors that can be called in, faxed or mailed by the physicians.  Patients must mail their original prescription to RxBids.  Once the prescription has been verified to be correct and authentic, it is assigned an identification number to protect the individual patient’s identity.  Next, we post the prescription on our website allowing licensed pharmacies to bid on it.  An individual’s information is secured and protected until a bidding pharmacy wins the lowest bid.  Once the bidding has timed out, the pharmacy posting the lowest bid price is awarded the individual’s information and will fill the prescription.

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

We have completed initial development of our website and have experienced and we continue to monitor and update the site as necessary.  Monthly maintenance costs for the site are approximately $750 payable to Rack Space.

RxBids receives a fee of 10% of the gross sales amount of the total price of prescriptions filled direct from the pharmacy that wins the bid and fills a customer’s prescription.  Pharmacies bidding on customer prescriptions build the 10% fee into their bids and pay the fee directly to RxBids.  We do not receive a direct payment of any form from customers.

As “traffic” to our website increases, we intend to solicit other business to advertise on the RxBids website with their own advertising content.  Currently we do not receive any compensation from other businesses advertising on the site and cannot, with any certainty, predict when or if such revenues will develop.

Marketing

Management believes we must market our name and introduce our services to a broad segment of the population to be successful.  We have advertised in the southwest portion of the United States, specifically in Nevada, California and Arizona. We plan to launch a series of one and two minute television ads to promote our name and services and to seek direct response. These ads will be aired during demographically determined programming and offer the viewer the option to respond online or by telephone.  Management believes that these ads will help RxBids to be identified as a name brand in the online prescription space.  We are also exploring other methods to brand our name and promote use of our website including additional media campaigns, radio, print and a TV infomercial.  In addition to generating potential sales, management believes that the advertising campaign will increase name exposure enabling our marketing efforts to be successful.

We expect our marketing efforts to take two different, but related directions, each intended to enhance the other.  We will pursue both new customers and additional suppliers (pharmacies).  Management believes that as our customer base increases, a larger number of pharmacies will recognize the opportunity to reach additional customers. As new pharmacies sign on to be RxBids suppliers, we expect more aggressive pricing and lower costs to the customers.

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

To introduce our services to prospective pharmacies, we intend to use direct contact, direct mail and print ads in trade publications.  To date we have secured nine pharmacies to participate in bidding on consumer prescriptions.  Management believes that nine pharmacies are adequate given the number of customers that currently use the site.  As more customers sign up, we anticipate launching a direct mail campaign together with personal contact, which is how we solicited current participating pharmacies. We currently have no plans to add new pharmacies until additional business develops.

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

Research and Development

Research and development costs related to our website, software and proprietary technology are booked as incurred and included in operating expenses. Research and development costs totaled approximately $-0- and $50,579 for 2009 and 2008, respectively.  For the current fiscal year ending December 31, 2010, we anticipate spending approximately $-0- for research and development, primarily relating to the operational functionality, look and feel of our website.  These services were performed by our website developer SBS-TECH of New Delhi, India.  We do not anticipate the need for any material changes in the website in the foreseeable future.

Employees

We currently do not have any employees on salary.  The company’s President, Mack Bradley handles all operations and elements of the business.  We may find it necessary to periodically hire part-time clerical help on an as-needed basis.  As we are able to sign up more pharmacies and customers, we intend to add additional employees as business warrants, however, management does not foresee any immediate need to add employees.

We do not have any employment contracts, there are no collective bargaining agreements and none are anticipated in the immediate future.  As future business dictates and employees are added, management will evaluate various types of benefits for employees, but benefits will be offered only at such time in the future when justified by revenues.

Competition

We face competition from a variety of sources including traditional pharmacies, Internet and mail order pharmacies, both domestic and foreign.  Our primary competition includes major national, regional and local pharmacies such as Walgreen’s, Wal-Mart, Costco, Rite Aid and CVS.  All of these companies are larger, better capitalized, have longer operating histories and will be in direct competition with us unless we can build a strategic alliance with one or more of these companies, whereby they become “bidding pharmacies.” We have not attempted, and no attempt is anticipated, to approach any of these major companies until we have a sufficient client base to attract large pharmacies to bid on our customers’ prescriptions.

We are aware of one competing website that does online prescription auctions.  BidRx is a private company that operates a secure Internet website that links consumers with pharmacies, manufacturers, prescribers and payers.  Because of the relative ease of entry into this business, we believe that other competitors could enter the marketplace at any time.

Because of the large number on Internet pharmacies to choose from, there exists considerable competition to the price conscious buyer.  However, because some of these businesses operate from anonymous locations, both inside and out of the United States, there may be safety concerns about the source and quality of the drugs offered through these sites.  Also, many mail order pharmacies currently operate outside the United States, which may give rise to the same safety concerns.  Our goal is to distinguish RxBids from these online and mail order pharmacies and our future success or failure may depend upon our ability to set RxBids apart from online and mail order pharmacies.  Also, the large number of foreign pharmacies will offer substantial competition.

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

Government Regulations

The Food and Drug Administration, as well as various other federal and state agencies tightly regulate marketing and selling prescription drugs.  In the opinion of management, the burden to conform to these regulations lies with the pharmacies.  RxBids is not a drug manufacturer, pharmacy or seller of pharmaceutical supplies, but rather we act as a facilitator between the consumer and the pharmacy.  Accordingly, we do not believe that our company is subject to the same regulations as a pharmacy.  We also believe that we are in compliance with applicable regulations that apply to businesses operating an Internet website.

Industry Segments

No information is presented regarding industry segments.  We are a development stage company engaged in providing consumers the opportunity to obtain prescription drugs at a lower price.  Reference is made to the statements of income included in this Form 10-K for a report of our operating history for the past two fiscal years.

Item 1A. Risk Factors

Risk Factors Related to Our Business

We are subject to certain substantial risks inherent in our business and set forth or referred to herein.  Before considering an investment in our common stock, prospective investors should carefully consider, among other potential risks, the following risk factors as well as all other information set forth or referred to herein.  An investment in our shares involves a high degree of risk. If any of the following events or outcomes  occur, business operating results and financial condition would likely suffer.  As a result, the trading price of our common stock, if a public market develops, would likely decline and an investor may lose all or part of the money they invested in our shares.

We have a limited operating history and have not recorded revenues or profits since inception.  Continuing losses may exhaust capital resources and force us to discontinue operations.

Since inception in 2004, we have focused on developing our website and launching a marketing campaign. We are considered a development stage company, which are inherently more risky than established companies.  Because we do not have an earnings history and no assurance can be given that future revenues will develop, our potential profitability is questionable.  Should costs exceed management expectations or revenues fall short of projections, our future would be questionable.

The success of future operations depends on our ability to generate revenues from consumers using our website to purchase their prescriptions, which may be subject to many factors.

Our website has only recently become operational and the ability to generate revenues and profits in the future depends on many factors, including the following:

•	Our ability to sign a sufficient number of pharmacies to be RxBids suppliers that will give prospective customers the opportunity to receive the lowest possible price for their prescriptions;

•	our ability to introduce our service to consumers and have them sign up to use the website;

•	our ability to develop new advertising marketing strategies to attract new suppliers and consumers;

•	our ability to compete with existing and new entities that offer the same or similar services, including, but not limited to on-line pharmacies;

•	the costs of maintaining and expanding operations; and

•	our ability to attract and retain a qualified work force.

There can be no assurance you that we will achieve or maintain any of the foregoing factors or realize profitable operations in future.

We have not made an independent market analysis related to our services and there can be no assurance that the business will be successful.

Our founder and current President, Mack Bradley, envisioned the need for a service offering customers a competitive environment purchasing prescriptions.  However, he did not perform a feasibility study nor did he commission anyone else to do so. Because there has not been a market analysis made for our business, we have no evidence to support the potential demand for our services or that our business can be successful.

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

We must recognize and successfully address our competition if we are to succeed.  If we are unable to compete with other companies offering the same or similar services, our business would likely fail.

Management is aware of one other company, BidRx, offering online prescription auctions.  BidRx is a private company and operates an Internet website. However, we realize that because of the ease of entry into our business due to the low cost of website development and the ability to operate without inventory, other competitors could enter the marketplace at any time and could add to our competition.

We are in direct competition with many national, regional and local pharmacies such as Walgreen’s, Wal-Mart, Costco, Rite Aid and CVS.  Without exception all of these companies are better capitalized, have longer operating histories and will be competing with us unless we can build a strategic alliance with one or more of these companies and have them become “bidding pharmacies.”  We will not attempt to approach any of these companies until we have a sufficient client base to attract large pharmacies to bid on prescriptions.  There are also numerous Internet pharmacies and mail order pharmacies that are in direct competition with RxBids. Many of these pharmacies are small, little known companies, some of which operate outside the United States.  Management believes that the uniqueness of RxBids’ auction process to attain a lower price for consumers makes it possible for us to compete with many of these companies.  However, if we fail to address competitive developments quickly and effectively, we will not be able to grow our business or remain a viable entity.

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

Computers and the Internet play an integral active role in our business.  If we experience a serious computer malfunction or a sustained disruption of our Internet service, our business would be negatively and severely impacted.   In the event of a serious computer malfunction, we could lose important work and client records that could result in a loss of revenues, lost billings and/or legal actions against our company.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly the filing of suits alleging infringement of intellectual property rights.  Other companies or individuals may allege that our software and programs infringe on their patents or other intellectual property rights.  Litigation, particularly in the area of intellectual property rights, is costly and the outcome is inherently uncertain.  If we become engaged in such litigation and lose, we could be liable for substantial damages, be forced to revise our software, discontinue the use of the subject matter in question, obtain a license to use those rights and/or develop non-infringing alternatives.  Any of these results would increase cash expenditures and adversely affect our financial condition.  Should we become involved in such a suit, there is no way to determine the outcome.

We do not carry liability insurance and any action or suit against our company could result in substantial expense and loss.

We do not carry product liability or general business liability insurance.   Management believes that liability insurance is not available at a cost that we could presently afford.  Given the litigious nature of American business, lawsuits are possible. The potential risk to our company and stockholders is impossible to determine. Management believes that liability rests clearly with the pharmacies and doctors who prescribe and distribute the medications. However, any lawsuit against us could result in substantial expenses and could be financially devastating in the event we would lose.

Our future success depends on retaining key employees and hiring and assimilating new key employees.

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

Our officers and directors have other obligations and demands upon their time and efforts.  Until such time as business warrants, we must rely on part-time management that could result in a conflict of interest.  Management will endeavor to resolve such conflicts in favor of the company to insure ultimate success, but potential investors in our shares should weigh the impact of such conflicts.

We may not be able to manage future growth effectively, which could adversely affect our operations and financial performance.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning.  Significant rapid growth could strain management and internal resources that could adversely affect financial performance.  We anticipate that future growth could place a significant strain on personnel, management systems, infrastructure and other resources.  Our ability to manage future growth effectively will require attracting, training, motivating, retaining and managing new employees and continuing to update and improve operational, financial and management controls and procedures.  If we do not manage growth effectively, our operations could be adversely affected resulting in slower growth and a failure to achieve or sustain profitability.

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

As a reporting company under the Securities Exchange Act of 1934, our cost of doing business is increased significantly because of necessary expenses, including compliance with SEC reporting requirements.

To comply with Exchange Act regulations, in particular, the Sarbanes-Oxley Act of 2002, we incur significant legal, accounting and other expenses.  Sarbanes-Oxley and other rules implemented by the SEC, require management to assess its internal controls over financial reporting and require auditors to attest to that assessment.  Current regulations require us to include this assessment and attestation in our annual report on Form 10-K.

Management must invest significant time and energy to stay current with requisite reporting responsibilities of the Exchange Act, which limits the time they can apply to other tasks associated with operating company business.  Management estimates that compliance with the Exchange Act reporting requirements will cost in excess of $25,000 annually.  This is in addition to other cost of doing business.  It is important that we maintain adequate cash flow, not only to operate our business, but also to pay the legal and accounting costs associated with reporting requirements.  If we fail to address these costs as incurred, we could become delinquent in our reporting obligations and our shares may no longer be qualified for quotation on a public market, if one should develop. Further, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

Our auditors have expressed a going concern opinion.

Our independent auditors include a statement in their report to our financial statements that certain matters regarding the company raise substantial doubt as to our ability to continue as a going concern.  Note 2 to the financial statements states that our ability to continue as a going concern is dependent upon our ability to obtain adequate capital to fund operating capital until we attain profitability.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Risks Relating to Ownership of Our Common Stock

There is not currently, nor has there ever been, a public trading market for our common stock

ACAP Financial, Inc., Salt Lake City, Utah, has made an initial application to the Financial Industry Regulatory Authority to have our shares quoted on the OTC Bulletin Board (“OTCBB”).  Inclusion on the OTCBB permits price quotations for our shares to be published by that service.  RxBids has been assigned the trading symbol “RXBD,” but there is not currently any price quote for our shares and we do not anticipate a substantial public trading market in our shares in the immediate future.  There can be no assurance that a public trading market will develop in the future or, that if a market does develop, that it can be sustained.

Only companies that report their current financial information to the SEC may have their securities included on the OTCBB. Therefore, we must keep current in our filing obligations with the SEC, including periodic and annual reports and the financial statements required thereby.  In the event that we become delinquent in our filings or otherwise lose our status as a "reporting issuer," quotation of our shares on the OTCBB would be jeopardized.

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

There can be no assurance that our shares will be accepted for trading on the OTCBB or other recognized trading market, or that if they are, there will be an active trading market for the shares.  Accordingly, it could be difficult for holders of our common stock to liquidate their shares.  Any trading market that may develop will most likely be very volatile and subject to numerous factors, many beyond our control.  Some of the factors that may influence the price of our shares are:

•	our failure to achieve and maintain profitability;

•	changes in earnings estimates and recommendations by financial analysts;

•	actual or anticipated variations in our quarterly and annual results of operations;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, new products or services, acquisitions, commercial relationships, joint ventures or capital commitments;

•	the loss of a significant supplier; and

•	general market, political and economic conditions.

In the past, following periods of extreme volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management's time and attention, which would otherwise be used to benefit our business.

Directors and certain principal stockholders hold effective voting control of our company.

Directors and a small number of principal stockholders own approximately 63.7% of our outstanding shares of common stock.  These persons have the ability to exert significant control in matters requiring a stockholder vote and may have interests that conflict with other stockholders.  As a result, a relatively small number of stockholders, acting together, have the ability to control all matters requiring stockholder approval, including the election of directors and approval of acquisitions, mergers and other significant corporate transactions.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

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

Trading in shares of our common stock will most likely be subject to certain "penny stock” regulation that could have a negative effect on the share price in the public market.

Public trading of our common stock is likely to be subject to certain regulations commonly referred to as penny stock rules.  A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  If our stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers.  These may require a broker-dealer to make a special suitability determination for purchasers of penny stocks and to receive the purchaser's prior written consent to the transaction.  A broker-dealer may also be required to deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

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

Future sales or the potential for sale of a substantial number of our shares could cause our market value to decline.

We currently have outstanding 5,274,400 shares of common stock, of which 4,860,000 shares are considered restricted securities that may be sold only pursuant to a registration statement or the availability of an appropriate exemption from registration.  Sales of a substantial number of these restricted shares in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and materially impair our ability to raise capital through the sale of additional equity securities.

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

Item 4.  Removed and Reserved.
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is currently no public trading market for our common stock, although the Financial Industry Regulatory Authority has assigned to us a trading symbol of “RXBD” for our shares to be quoted on the OTC Bulletin Board.  Inclusion on the OTCBB permits price quotations for our shares to be published by that service.  Our shares are not currently quoted and there can be no assurance that a public trading market will develop in the future or, that if a market does develop, that it can be sustained.

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

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

•	registered and traded on a national securities exchange meeting specified criteria set by the SEC;

•	authorized for quotation on The NASDAQ Stock Market;

•	issued by a registered investment company;

•	excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or

•	exempted from the definition by the SEC.

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

As of March 29, 2010, there were approximately 53 holders of record of our common stock.  A total of 414,400 shares were issued in 2007 pursuant to an exemption from registration with the SEC provided by Regulation D, Rule 504 of the Securities Act of 1933.  The balance of our outstanding shares has been issued in isolated private transactions pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

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

Rule 144

Rule 144 is the common means for a stockholder to resell restricted securities and for an affiliate to sell securities, either restricted or non-restricted (control) shares.  The SEC, effective February 15, 2008, amended rule 144.

Under the amended Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

•	the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

•	1% of the shares then outstanding.

Sales by affiliates under Rule 144 are also subject to certain requirements as to the manner of sale, filing appropriate notice and the availability of current public information about the issuer.

A non affiliate stockholder of a reporting company, who has held restricted shares for more than six months, may make unlimited resale under Rule 144, provided only that the issuer has available current public information about itself.  After a one-year holding period, a non-affiliate may make unlimited sales with no other requirements or limitations.

If a company is not a reporting company under the Exchange Act, restricted shares cannot be sold in reliance on Rule 144, by either an affiliate or a non-affiliate, until the stockholder has satisfied a one-year holding period.  After the one-year holding period, an affiliate may sell restricted shares pursuant to the same Rule 144 provisions as an affiliate of a reporting company having satisfied a six-month holding period.  A non-affiliate on a non-reporting company, who has held their restricted shares for more than one year, may make unlimited resales under Rule 144 with no other requirements or limitations.

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

We caution readers that a variety of factors could cause actual results to differ materially from anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

•	the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

•
the ability to successfully operate our website and generate a sufficient number of consumers and pharmacies to purchase their medications from RxBIDS.com and the ability to broaden our pharmaceutical network;

•	volatility of the stock market, particularly within the online medical prescription sector; and

•	general economic conditions.

Although management believes the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Liquidity and Capital Resources

We realized gross proceeds of $103,600 from our common stock offering that closed in December 2007.  We have used these proceeds to complete development of our website and to commence advertising to promote and market our medical prescription auction service.  As of December 31, 2009, we had available cash of $954 compared to $678 at December 31, 2008.  We are currently being funded by loans from our President, Mack Bradley.  Mr. Bradley has indicated that he will avail his personal financial resources to the company on an as needed basis until such a time that we can procure additional financing.  We are currently exploring the possibility of additional alternative financing, but there is no assurance that we will be able to secure financing on favorable terms or at all.

At December 31, 2009, we had total current assets of $954 in cash, and total current liabilities of $102,357 consisting of accounts payable and accrued expenses and payable – related party.  At December 31, 2008, we had total current assets of $678 in cash, and total current liabilities of $66,833, also in accounts payable and accrued expenses and payable – related party.  Working capital at December 31, 2009 was a negative $101,403 compared to a negative $66,067 at December 31, 2008.  The decline in working capital in 2009 is primarily due to the 72% in crease in payable – related party, which reflects additional loans made to the company by related parties.  At December 31, 2009, we had total assets of $954 and stockholders’ deficit of $101,403, compared to total assets of $678 and stockholders' deficit of $66,067 at December 31, 2008.

Net cash used by operating activities was $28,792 for 2009 compared to $167,831 for 2008.  This result is partially attributed to the decreased net loss from $240,251 for 2008 compared to $35,336 for 2009.  Also during 2008, we issued common stock for services valued at $50,000.

Results of Operations

For the year ended December 31, 2009 we realized revenues of $615 compared to $764 in 2008.  Operating expenses decreased from $241,316 in 2008 to $34,413 in 2009, primarily due to the 96% decrease in general and administrative expenses due to the reduced payroll and rent expenses. Research and development expenses decreased from $50,579 in 2008 to $0 in 2009, which reflects the completion of our website.  Also, in 2008, we paid $50,000 in consulting fees compared to $18,684 in 2009, a 163% decrease.  Our net loss for 2009 was $35,336 compared to $240,251 in 2008.

Net Operating Loss

We have accumulated approximately $606,635 of net operating loss carryforward as of December 31, 2009.  This loss carryforward may be offset against future taxable income through the year 2030.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2009 because it has been fully offset by a valuation allowance.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. We do not expect the provisions of ASU 2010-02 to have a material effect on our financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  The amendment is effective for interim and annual periods ending on or after December 15, 2009 and would be applied on a retrospective basis. We do not expect the provisions of ASU 2010-01 to have a material effect on our financial position, results of operations or cash flows.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985):  Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the provisions of ASU 2009-14 to have a material effect on our financial position, results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. We do not expect the provisions of ASU 2009-13 to have a material effect on our financial position, results of operations or cash flows.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. We do not expect the provisions of ASU 2009-12 to have a material effect on our financial position, results of operations or cash flows.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the company (share lender) and an investment bank (share borrower), which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.  Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. We do not expect the provisions of EITF 09-1 to have a material effect on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2009 and 2008 have been examined to the extent indicated in their reports by M&K CPAS, PLLC, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 7, 2009, we dismissed Moore & Associates Chartered as our independent registered public accountants.  None of the reports of Moore & Associates on our financial statements for either of the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.  During the two most recent fiscal years, there were no disagreements with Moore and Associates, whether or not resolved, on any matter of accounting principles or practices,  financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

On August 27, 2009, the PCAOB issued PCAOB Release No. 105-2009-006 revoking the registration of Moore & Associates, Chartered and barring Michael J. Moore, CPA, from being an associated person of a registered public accounting firm.  The PCAOB imposed these sanctions on the basis of its findings concerning the alleged violations of Moore & Associates and Michael J. Moore of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, PCAOB rules and auditing standards in auditing the financial statements of three issuer clients from 2006 to 2008, PCAOB rules and quality controls standards, and noncooperation with a Board investigation.  A copy of the PCAOB Release can be accessed at the PCAOB website at http://www.pcaobus.org.

On August 7, 2009, we engaged the accounting firm of Seale and Beers, CPAs as our new independent registered public accounting firm. Our board of directors approved the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs.  During the two most recent fiscal years and the interim periods preceding the engagement, we did not consult Seale and Beers regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

On October 15, 2009, we dismissed Seale and Beers, CPAs as our independent certifying accountants pursuant to the unanimous consent of our board of directors.  We initially retained Seale and Beers on August 7, 2009, but the firm did not performed any auditing or accounting services nor has it issued any audit or other reports on our financial statements.  Accordingly, since we retained Seale and Beers, we had no disagreements with the firm, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Seale and Beers’ satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

On October 15, 2009, we engaged M&K CPAS, PLLC as our new independent certifying accountants.  Our board of directors unanimously approved the engagement of M&K CPAS.  During the two most recent fiscal years and the interim periods preceding the engagement, we have not consulted M&K CPAS regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.
We do not have an Audit Committee or a financial expert on our Board of Directors – While not being legally obligated to have an audit committee; it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of three members, including two independent members.  All members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.

2.
We did not maintain appropriate cash controls – As of December 31, 2009, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to perform monthly bank reconciliations. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts during the year ended December 31, 2009 and that the Company’s quarterly and year-end financial statements and audit working papers and supporting documents were prepared and reviewed by an independent accounting firm prior to submission to our external auditors, which mitigated the risk of misappropriation of cash.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

M&K CPAs, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2009.

Changes In Internal Control and Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2009 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The executive officers and directors of RxBids are as follows:

Name	Age	Position
Mack Bradley	42	President, CEO and Director
Trescha R. Peeples	45	Vice President and Director

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

There are no arrangements, agreements or understandings between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence management of Company affairs.  Present management openly accepts and appreciates any input or suggestions from stockholders.  However, the board of directors is elected by the stockholders and the stockholders have the ultimate say in who represents them on the Board.  There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of any other person.

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

Trescha R. Peeples.  Ms. Peeples is the Vice President, Director and Sales & Marketing Representative for RxBids.  From September 2003 to the present, Ms. Peeples has been employed by B. Braun Medical as an Infusion Therapy Specialist in both Arizona and Nevada.  She is responsible for developing relationships and negotiating contracts with key personnel within contracted and non-contracted hospitals.  Ms. Peeples markets the complete line of Infusion Therapy, Infusion Systems and Pain Control.  From June 2001 through September 2002, Ms. Peeples was employed by U.S. Surgical in Arizona and Las Vegas as a Wound Closure Specialist training surgeons, nurses and other operating room personnel through in-servicing and technical assistance during surgery, on the safe and effective use of USS products.  Ms. Peeples was employed as a sales representative by Nobel Biocare USA, Inc. from August 1998 to June 2001 covering the territories of Arizona, Las Vegas and Hawaii.  From September 1995 until August 1998, she was employed as a Payroll Sales Representative at Paychex, Inc. in Phoenix, Arizona, where she sold new payroll clients and additional payroll services for existing clients.  From October 1990 until September 1995, Ms. Peeples was with PacifiCare of Arizona in Phoenix, Arizona as a Medicare HMO Sales Representative.  She consulted senior citizens on the benefits of the Secure Horizons Medicare HMO.  Ms. Peeples networked with PacifiCare contracted physicians to extract referrals. Ms. Peeples graduated from Arizona State University in Tempe, Arizona with a Bachelor of Science Degree in Marketing.

Key Employee

We presently have no key employees.  The company is being operated without monetary compensation by Mack Bradley, our President/Director.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that these reports were not filed during the fiscal year 2009.

Code of Ethics

We currently do not have a code of ethics.  During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Item 11. Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2009 and 2008.  Further, we have not entered into an employment agreement with any officer, director or any other person and no such agreement is anticipated in the immediate future.  It is intended that directors will defer any compensation until such time as business warrants and adequate funds are available.  As of the date hereof, no person has accrued any compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of March 30, 2010, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address	Amount and Nature of Beneficial	Percent
of Beneficial Owner	Ownership	of Class(1)
Directors and Officers

Mack Bradley	2,000,000	37.92%
9050 West Warm Springs Rd. #12-2129
Las Vegas, Nevada 89148

Trescha R. Peeples	160,000	3.03%
29713 N. 126th Avenue
Peoria, Arizona 85383
5% Stockholders

Leisa C. Stilwell	420,000	7.96%
4955 South Durango # 223
Las Vegas, Nevada 89113

GOTRY LLC (2)	280,000	5.31%
3811 West Charleston # 201
Las Vegas, Nevada 89102

Stephen L. Kreizenbeck	500,000	9.48%
18 Carrera Court
Rancho Mirage, California 92270
All directors and officers	2,580,000	40.95%
a group (2 persons)

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 5,274,400 shares of common stock outstanding on March 30, 2010.

(2)	GOTRY LLC is a limited liability company of which Dave Trylovich, DDS and Gary Goaslind, DDS are the principal owners.

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

Audit Fees

The aggregate fees billed by our former independent auditors, Moore & Associates, Chartered, for professional services rendered for the audit of our annual financial statements included in our annual report for the year ended December 31, 2008 and for the review of quarterly financial statements included in our quarterly reports during 2008, were $4,000.  Moore & Associates also billed $8,000 for the review of our quarterly financial statements include in our quarterly reports during 2009.  Our other former independent auditors Seal and Beers, CPAs did not bill us for services in 2009.

M&K CPAS, PLLC, our new auditors as of October 2009, billed us $7,250 for the audit of our annual financial statements included in this annual report for the year ended December 31, 2009 and for the review of quarterly financial statements included in our quarterly report for September 30, 2009.

Audit Related Fees

For the year ended December 31, 2009 and 2008, there were no fees billed for assurance and related services by our former auditors, Moore & Associates and Seale and Beers, or our current auditors M&K CPAS, relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2009 and 2008, no fees were billed by our former auditors, Moore & Associates and Seale and Beers, or our current auditors M&K CPAS, for tax compliance, tax advice and tax planning.

We do not use M&K CPAS for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage M&K CPAS to provide compliance outsourcing services.

The board of directors has considered the nature and amount of fees billed by M&K CPAS and believes that the provision of services for activities unrelated to the audit is compatible with maintaining M&K CPAS’ independence.

PART  1V

Item 15. Exhibits, Financial Statement Schedules

(a)                 Exhibits

Exhibit No.	Exhibit Name
3.1*	Articles of Incorporation and Amendments
3.2*	By-Laws of Registrant
4.1*	Specimen Stock Certificate
31.1	Certification of C.E.O. and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of C.E.O. and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Filed previously as exhibit to Form 10 filed August 15, 2008.

RxBids
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
RxBids
(A Development Stage Company)

We have audited the accompanying balance sheets of RxBids (A Development Stage Company) as of December 31, 2009 and 2008 and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the twelve month periods then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RxBids as of December 31, 2009 and 2008, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 14, 2010

RXBIDS
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$954	$678

Total Current Assets	954	678

EQUIPMENT, NET	-	88

TOTAL ASSETS	$954	$766

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$32,757	$26,301
Payable - related party	69,600	40,532

Total Current Liabilities	102,357	66,833

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 20,000,000 shares
authorized at $0.01 par value, 5,274,400
shares issued and outstanding at December 31, 2009 and 2008	52,744	52,744
Additional paid-in capital	502,488	502,488
Deficit accumulated during the development stage	(656,635)	(621,299)

Total Stockholders' Equity (Deficit)	(101,403)	(66,067)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$954	$766

The accompanying notes are an integral part of these financial statements.

RXBIDS
(A Development Stage Company)
Statements of Operations

			From Inception on
			June 18,
	For the Year Ended		2004 Through
	December 31,		December 31,
	2009	2008	2009
			(unaudited)

REVENUES	$615	$764	$1,379
COST OF SALES		-	-
GROSS MARGIN	615	764	1,379

OPERATING EXPENSES

Depreciation expense	88	220	1,100
Sales and marketing	7,678	21,350	44,860
Research and development	-	50,579	155,325
Consulting fees	18,684	50,000	148,184
General and administrative	7,963	119,167	306,152

Total Operating Expenses	34,413	241,316	655,621

INCOME (LOSS) FROM OPERATIONS	(33,798)	(240,552)	(654,242)

OTHER INCOME (EXPENSE)

Interest Income (Expense)	(1,538)	301	(2,393)

Total Other Income
(Expense)	(1,538)	301	(2,393)

LOSS BEFORE INCOME TAXES	(35,336)	(240,251)	(656,635)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(35,336)	$(240,251)	$(656,635)
BASIC AND DILUTED
LOSS PER SHARE	$(0.01)	$(0.05)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,274,400	5,034,400

The accompanying notes are an integral part of these financial statements

RXBIDS
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Stock Subscriptions	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)
Balance, June 8, 2004	-	$-	$-	$-	$-	$-

Net loss from inception through December 31, 2004	-	-	-	-	(61,907)	(61,907)

Balance, December 31, 2004	-	-	-	-	(61,907)	(61,907)

Net loss for the year ended December 31, 2005	-	-	-	-	(28,321)	(28,321)

Balance, December 31, 2005	-	-	-	-	(90,228)	(90,228)

Issuance of common stock for cash and debt	4,480,000	44,800	311,832	(24,000)	-	332,632

Net loss for the year ended December 31, 2006	-	-	-	-	(52,007)	(52,007)

Balance, December 31, 2006	4,480,000	44,800	311,832	(24,000)	(142,235)	190,397

Cash received for stock subscriptions receivable	-	-	-	24,000	-	24,000

Issuance of common stock for cash	414,400	4,144	99,456	-	-	103,600

Net loss for the year ended December 31, 2007	-	-	-	-	(238,813)	(238,813)

Balance, December 31, 2007	4,894,400	48,944	411,288	-	(381,048)	79,184

Issuance of common stock for cash	180,000	1,800	43,200	-	-	45,000

Issuance of common stock for services	200,000	2,000	48,000	-	-	50,000

Net loss for the year ended December 31, 2008 (Restated)	-	-	-	-	(240,251)	(240,251)

Balance, December 31, 2008 (Restated)	5,274,400	52,744	502,488	-	(621,299)	(66,067)

Net loss for the year ended December 31, 2009	-	-	-	-	(35,336)	(35,336)

Balance, December 31, 2009	5,274,400	$52,744	$502,488	$-	$(656,635)	$(101,403)

The accompanying notes are an integral part of these financial statements.

RXBIDS
(A Development Stage Company)
Statements of Cash Flows

			From Inception on
			June 18, 2004
	For the Year Ended		Through
	December 31,		December 31,
	2009	2008	2009
			(unaudited)
OPERATING ACTIVITIES
Net loss	$(35,336)	$(240,251)	$(656,635)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	50,000	50,000
Depreciation and amortization	88	220	1,100
Changes in operating assets and liabilities:
Change in accounts receivable	-	133	-
Change in accounts payable	6,456	22,067	32,757
Net Cash Used in
Operating Activities	(28,792)	(167,831)	(572,778)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(1,100)
Net Cash Used in
Investing Activities	-	-	(1,100)

FINANCING ACTIVITIES
Proceeds from related party loans	29,068	40,532	402,232
Proceeds from common stock issued	-	45,000	172,600
Net Cash Provided by
Financing Activities	29,068	85,532	574,832

NET DECREASE IN CASH	276	(82,299)	954
CASH AT BEGINNING OF PERIOD	678	82,977	-
CASH AT END OF PERIOD	$954	$678	$954

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services	$-	$50,000	$50,000
Common stock issued for debt	$-	$-	$332,632

The accompanying notes are an integral part of these financial statements.

RXBIDS
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

The Company was incorporated under the laws of the State of Nevada on June 18, 2004 as RxBids. The Company does business as RxBids.com and provides medical prescription services over through the internet. The Company has developed a web site and order fulfilling technology to provide this service. To date the Company has yet to establish an ongoing source of revenues sufficient to cover its operating costs sales and is classified as a development stage company.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Development Stage Company

The Company complies with Accounting Codification Standard 915-10 for its characterization of the Company as development stage.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.

Concentration of Risk

The Company occasionally maintains amounts on deposit with a local financial institution which are in excess of the federally insured limits. The risk is managed by maintaining all deposits in high quality financial institutions.

Accounts Receivable

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (usually 5 to 7 years).Depreciation expense for the years ended December 31, 2009 and 2008, totaled $88 and $220, respectively. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the property and equipment, along with estimates of future cash flows and projected operating information. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of undepreciated assets. Based on its evaluation, the Company has determined that no impairment charge to the property and equipment was necessary for the years ended December 31, 2009 and 2008

RXBIDS
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Deferred tax assets and the valuation account as of December 31, 2009 and 2008 are as follows:

	Years Ended December 31,
	2009	2008
Current Taxes	$(13,001)	$(94,478)
Stock compensation expense	-	19,500
Valuation allowance	13,001	74,978
Total provision for income taxes	$-	$-

The components of income tax expense are as follows:

	Years Ended December 31,
	2009	2008
Loss Carryforwards (expire through 2029)	$256,088	$243,087
Stock compensation expense	(19,500)	(19,500)
Total Gross Deferred Tax Asset	236,588	223,587
Valuation Allowance	(236,588)	(223,587)
Net Deferred Tax Assets	$-	$-

Advertising

Advertising costs are expensed as incurred. Advertising expenses totaled $7,678 and $21,350 for the years ended December 31, 2009 and 2008, respectively.

Research and Development Costs

In accordance with ASC 730, “Accounting for Research and Development Costs,” research and development costs are expensed as incurred. Research and development costs were $-0- and $50,579 for the years ended December 31, 2009 and 2008, respectively.

Impairment of Long Lived Assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.

RXBIDS
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company applies the provisions of ASC 605, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists,(ii)delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Share Based Compensation

The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with ASC 718, "Share-Based Payment". In accordance with ASC 718, option expense of $-0- and $-0- was recognized for the years ended December 31, 2009 and 2008, respectively.

Fair Value of Financial Instruments

The recorded amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2009 and 2008. The Company has no investments in derivative financial instruments.

Basic Loss per Share of Common Stock

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements. Fully diluted loss per share of common stock is not disclosed as the common stock equivalents are antidilutive in nature.

	For the Years Ended
	December 31
	2009	2008
Numerator:
Net Loss	$(35,336)	$(240,251)
Denominator - weighted average shares	5,274,400	5,034,400
Basic loss per share:	$(0.01)	$(0.05)

At December 31, 2009 and 2008, the Company had no common stock equivalents outstanding.

RXBIDS
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. The Company does not expect the provisions of ASU 2009-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. The Company does not expect the provisions of ASU 2009-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

RXBIDS
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985):  Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.  Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

RXBIDS
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs which raises substantial doubt regarding its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

From January 1, 2007 through the year ended December 31, 2009 the Company has received cash advances from a shareholder and officer of $69,600. The advances are unsecured, non interest bearing and due upon demand.

NOTE 4 – CAPITAL STOCK

The Company has 20,000,000 common shares authorized at a par value of $0.01.  As of December 31, 2009 the Company has 5,274,400 shares of common stock issued and outstanding.  The following is a list of all sales of common the Company’s common stock from inception through the year ended December 31, 2009.

During 2006 the Company issued 4,480,000 shares of its common stock for cash at $0.05 per share. On January 18, 2007, the Company collected the $24,000 of stock subscriptions receivable.

During 2007, the Company issued 414,400 shares of common stock for cash of $103,600 at $0.25 per share.

During 2008, the Company issued 180,000 shares of common stock for cash of $45,000 and 200,000 shares for services valued at $50,000 based on the closing price of the stock on the date of issuance. The Company’s common stock was issued at $0.25 per share.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RxBids

By:	/S/ Mack Bradley
Mack Bradley
President and C.E.O. Principal Financial Officer Principal Accounting Officer

Dated:   April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MACK BRADLEY	President, C.E.O. and director	April 15, 2010
Mack Bradley	Principal Financial Officer
Principal Accounting Officer

/S/ TRESCHA R. PEEPLES	Vice President and Director	April 15, 2010
Trescha R. Peeples