Form 10-Q
period 2010-03-31
RxBids
filed 2010-05-13
CIK 1405350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-53373

RxBids
(Exact name of issuer as specified in its charter)

Nevada	20-1226081
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9050 W. Warm Springs Rd #12-2129
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
Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  [  ]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]   No[X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 6, 2010
Common Stock, $.01 par value	5,274,400

TABLE OF CONTENTS

Heading	Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4(T).	Controls and Procedures	11

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Securities Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits	12
	Signatures	13

PART  I   —   FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited balance sheet of RxBids at March 31, 2010 and related unaudited statements of operations, and cash flows for the three months ended March 31, 2010 and 2009 and the period from June 18, 2004 (date of inception) through March 31, 2010, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the RxBids December 31, 2009 audited financial statements.  Operating results for the period ended March 31, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

RxBids
(A Development Stage Company)
Balance Sheets

ASSETS
	March 31,	December 31,
	2010	2009

CURRENT ASSETS

Cash and cash equivalents	$1,999	$954

Total Current Assets	1,999	954

EQUIPMENT, NET	-	-

TOTAL ASSETS	$1,999	$954

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$31,545	$32,757
Payable - related party	78,300	69,600

Total Current Liabilities	109,845	102,357

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 20,000,000 shares
authorized at $0.01 par value, 5,274,400
shares issued and outstanding	52,744	52,744
Additional paid-in capital	502,488	502,488
Deficit accumulated during the development stage	(663,078)	(656,635)

Total Stockholders' Equity (Deficit)	(107,846)	(101,403)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,999	$954

The accompanying notes are an integral part of these financial statements.

RxBids
(A Development Stage Company)
Statements of Operations

			From Inception on
			June 18,
	For the Three Months Ended		2004 Through
	March 31,		March 31,
	2010	2009	2010

REVENUES	$399	$-	$1,778
COST OF SALES	-	-	-
GROSS MARGIN	399	-	1,778

OPERATING EXPENSES

Depreciation expense	-	55	1,100
Sales and marketing	994	2,172	45,854
Research and development	-	-	155,325
Professional fees	4,425	3,234	152,609
General and administrative	690	2,475	306,842

Total Operating Expenses	6,109	7,936	661,730

LOSS FROM OPERATIONS	(5,710)	(7,936)	(659,952)

OTHER INCOME (EXPENSE)

Interest Income (Expense)	(733)	-	(3,126)

Total Other Income
(Expense)	(733)	-	(3,126)

LOSS BEFORE INCOME TAXES	(6,443)	(7,936)	(663,078)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(6,443)	$(7,936)	$(663,078)
BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,274,400	5,274,400

The accompanying notes are an integral part of these financial statements.

RxBids
(A Development Stage Company)
Statements of Cash Flows
			From Inception on
			June 18, 2004
	For the Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(6,443)	$(7,936)	$(663,078)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	50,000
Depreciation and amortization	-	55	1,100
Changes in operating assets and liabilities:
Change in accounts payable	(1,212)	(2,649)	31,545

Net Cash Used in
Operating Activities	(7,655)	(10,530)	(580,433)

INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(1,100)

Net Cash Used in Investing Activities	-	-	(1,100)

FINANCING ACTIVITIES

Proceeds from related party loans and advances	8,700	10,537	410,932
Proceeds from common stock issued	-	-	172,600

Net Cash Provided by Financing Activities	8,700	10,537	583,532

NET DECREASE IN CASH	1,045	7	1,999

CASH AT BEGINNING OF PERIOD	954	678	-

CASH AT END OF PERIOD	$1,999	$685	$1,999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services	$-	$50,000	$50,000
Common stock issued for debt	$-	$-	$332,632

The accompanying notes are an integral part of these financial statements.

RxBids
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements.  The results of operations for the period ended March 31, 2010 is not necessarily indicative of the operating results for the full year.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

From its inception through December 28, 2006, the Company received $332,632 in loans from shareholders.  On December 28, 2006, the Company issued 4,000,000 shares of its common stock in satisfaction of those loans.

Through the March 31, 2010 the Company has received cash advances from a shareholder and officer of $78,300. The advances are unsecured, non interest bearing and due upon demand.

NOTE 5 – CAPITAL STOCK

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

During 2008, the Company issued 180,000 shares of common stock for cash of $45,000 and 200,000 shares for services valued at $50,000. The Company’s common stock was issued at $0.25 per share.

NOTE 6 – SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

In December 2007, we realized gross proceeds of $103,600 from the public offering of our common stock.  We have used these proceeds to develop our website and to commence advertising to promote and market our medical prescription auction service.  At March 31, 2010, we had available cash of $1,999 compared to $954 at December 31, 2009.  We are currently being funded by loans from our President, Mack Bradley.  Mr. Bradley has indicated that he will avail his personal financial resources to the company on an as needed basis until such a time that we can procure additional financing.  We are currently exploring the possibility of additional alternative financing, but there is no assurance that we will be able to secure financing on favorable terms or at all.

At March 31, 2010, we had total current assets of $1,999 in cash and total current liabilities of $109,854, consisting of accounts payable and accrued expenses of $31,545 and a payable to related party of $78,300.  At December 31, 2009, we had total current assets of $954 in cash and total current liabilities of $102,357, consisting of accounts payable and accrued expenses of $32,757 and a payable to related party of $69,600.  Working capital at March 31, 2010 was a negative $107,846 compared to $101,403 at December 31, 2009.  This decrease in working capital for the first three months of 2010 is primarily due to the 13% increase in the payable to related party, which represents additional borrowing during the period.  At March 31, 2010, we had total assets of $1,999 and a stockholders’ deficit of $107,846, compared to total assets of $954 and a stockholders' deficit of $101,403 at December 31, 2009.

Net cash used by operating activities was $7,655 for the first three months of 2010 compared to $10,530 for the comparable 2009 period.  This result is primarily attributed to the decreased net loss from $7,936 for the 2009 period, compared to $6,443 for the 2010 period.  Also during the first three months of 2010, we realized $8,700 in proceeds from related party loans compared to $10,537 for the 2009 period.

Results of Operations

We realized $399 in revenues for the three-month period (“first quarter”) ended March 31, 2010 compared to $0 revenues for the first quarter of 2009.  Total operating expenses for the first quarter of 2010 were $6,109, a 23% decrease from $7,936 for the first quarter of 2009.  The decrease is primarily attributed to the 54% decrease in sales and marketing expenses from $2,172 in 2009 to $994 in 2010, due to decreased marketing efforts, and the 72% decrease in general and administrative expenses, from $2,475 in 2009 to $690 in 2010, due to out sourcing server requirement and decreased staffing.  The decrease was partially offset by the 37% decrease in professional fees from $3,234 in 2009 to $4,425 in 2010 related to the expense of preparing and filing our requisite SEC reports.  Our net loss was $6,443 for the first quarter of 2010 compared to $7,936 for the first quarter of 2009.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Net Operating Loss

The Company has accumulated approximately $603,604  of net operating loss carryforward at December 31, 2009.  This loss carryforward may be offset against future taxable income through the year 2029.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2009 or three month period ended March 31, 2010 because it has been fully offset by a valuation allowance.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

This Item is not applicable.

Item 5.  Other Information

This Item is not applicable.

Item 6.  Exhibits

Exhibit 31.1  Certification of CEO and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1  Certification of CEO and Principal Accounting Officer Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RxBids

Date:	05/13/10	By:	/s/Mack Bradley
Mack Bradley, CEO and Director
(Acting Principal Accounting Officer)