Form 10-Q
period 2010-06-30
RxBids
filed 2010-08-16
CIK 1405350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

(702) 540-2222
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 13, 2010
Common Stock, $.01 par value	5,274,400

PART  I   —   FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited balance sheet of RxBids at June 30, 2010 and related unaudited statements of operations, stockholders’ equity (deficit) and cash flows for the three and six months ended June 30, 2010 and 2009 and the period from June 18, 2004 (date of inception) through June 30, 2010, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the RxBids December 31, 2009 audited financial statements.  Operating results for the period ended June 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

RXBIDS
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$199	$954
Accounts receivable	36	-

Total Current Assets	235	954

EQUIPMENT, NET	-	-

TOTAL ASSETS	$235	$954

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$33,226	$32,757
Payable - related party	86,550	69,600
Notes payable	6,500	-

Total Current Liabilities	126,276	102,357

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 20,000,000 shares authorized at $0.01 par value, 5,274,400 shares issued and outstanding	52,744	52,744
Additional paid-in capital	502,488	502,488
Deficit accumulated during the development stage	(681,273)	(656,635)

Total Stockholders' Equity (Deficit)	(126,041)	(101,403)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$235	$954

The accompanying notes are an integral part of these financial statements.

RXBIDS
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception on
					June 18,
	For the Three Months Ended		For the Six Months Ended		2004 Through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
REVENUES	$36	$-	$435	$-	$1,814
COST OF SALES	-	-	-	-	-
GROSS MARGIN	36	-	435	-	1,814

OPERATING EXPENSES

Depreciation expense	-	33	-	88	1,100
Sales and marketing	240	1,724	1,234	3,896	46,094
Research and development	-	-	-	-	155,325
Professional fees	15,708	8,757	20,133	11,991	168,317
General and administrative	1,476	1,417	2,166	3,892	308,318

Total Operating Expenses	17,424	11,931	23,533	19,867	679,154

LOSS FROM OPERATIONS	(17,388)	(11,931)	(23,098)	(19,867)	(677,340)

OTHER INCOME (EXPENSE)

Interest expense	(807)	(376)	(1,540)	(376)	(3,933)

Total Other Income (Expense)	(807)	(376)	(1,540)	(376)	(3,933)

LOSS BEFORE INCOME TAXES	(18,195)	(12,307)	(24,638)	(20,243)	(681,273)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(18,195)	$(12,307)	$(24,638)	$(20,243)	$(681,273)
BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,274,400	5,274,400	5,274,400	5,274,400

The accompanying notes are an integral part of these financial statements.

RXBIDS
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

					Deficit
					Accumulated	Total
			Additional	Stock	During the	Stockholders'
	Common Stock		Paid-In	Subscriptions	Development	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)
Balance, June 8, 2004	-	$-	$-	$-	$-	$-

Net loss from inception through December 31, 2004	-	-	-	-	(61,907)	(61,907)

Balance, December 31, 2004	-	-	-	-	(61,907)	(61,907)

Net loss for the year ended December 31, 2005	-	-	-	-	(28,321)	(28,321)

Balance, December 31, 2005	-	-	-	-	(90,228)	(90,228)

Issuance of common stock for cash and debt at $0.07 per share	4,480,000	44,800	311,832	(24,000)	-	332,632

Net loss for the year ended December 31, 2006	-	-	-	-	(52,007)	(52,007)

Balance, December 31, 2006	4,480,000	44,800	311,832	(24,000)	(142,235)	190,397

Cash received for stock subscriptions receivable	-	-	-	24,000	-	24,000

Issuance of common stock for cash at $0.25 per share	414,400	4,144	99,456	-	-	103,600

Net loss for the year ended December 31, 2007	-	-	-	-	(238,813)	(238,813)

Balance, December 31, 2007	4,894,400	48,944	411,288	-	(381,048)	79,184

Issuance of common stock for cash at $0.25 per share	180,000	1,800	43,200	-	-	45,000

Issuance of common stock for services at $0.25 per share	200,000	2,000	48,000	-	-	50,000

Net loss for the year ended December 31, 2008	-	-	-	-	(240,251)	(240,251)

Balance, December 31, 2008	5,274,400	52,744	502,488	-	(621,299)	(66,067)

Net loss for the year ended December 31, 2009	-	-	-	-	(35,336)	(35,336)

Balance, December 31, 2009	5,274,400	52,744	502,488	-	(656,635)	(101,403)

Net loss for the six months ended June 30, 2010 (unaudited)	-	-	-	-	(24,638)	(24,638)

Balance,June 30, 2010 (unaudited)	5,274,400	$52,744	$502,488	$-	$(681,273)	$(126,041)

The accompanying notes are an integral part of these financial statements.

RXBIDS
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception on
			June 18, 2004
	For the Six Months Ended		Through
	June 30,		June 30,
	2010	2009	2010
OPERATING ACTIVITIES

Net loss	$(24,638)	$(20,243)	$(681,273)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	50,000
Depreciation and amortization	-	88	1,100
Changes in operating assets and liabilities:
Change in accounts receivable	(36)	-	(36)
Change in accounts payable	469	1,192	33,226

Net Cash Used in
Operating Activities	(24,205)	(18,963)	(596,983)

INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(1,100)

Net Cash Used in
Investing Activities	-	-	(1,100)

FINANCING ACTIVITIES

Proceeds from related party loans	16,950	18,884	419,182
Proceeds from notes payable	6,500	-	6,500
Proceeds from common stock issued	-	-	172,600

Net Cash Provided by
Financing Activities	23,450	18,884	598,282

NET INCREASE (DECREASE) IN CASH	(755)	(79)	199
CASH AT BEGINNING OF PERIOD	954	678	-
CASH AT END OF PERIOD	$199	$599	$199

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$485	$-	$485
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services	$-	$-	$50,000
Common stock issued for debt	$-	$-	$332,632

The accompanying notes are an integral part of these financial statements.

 RxBids
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the period ended June 30, 2010 is not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

RxBids
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

From its inception through December 28, 2006, the Company received $332,632 in loans from shareholders.  On December 28, 2006, the Company issued 4,000,000 shares of its common stock in satisfaction of those loans.

Through the June 30, 2010 the Company has received cash advances from a shareholder and officer of $86,550. The advances are unsecured, non interest bearing and due upon demand.

NOTE 5 – NOTES PAYABLE

On May 13, 2010, the Company entered into a promissory note for $6,500.  The note bears interest at 10% per annum and is due one year from the signing date.  As of June 30, 2010 the Company has accrued $322 of interest associated with this note.

NOTE 6 – CAPITAL STOCK

The Company has 20,000,000 common shares authorized at a par value of $0.01.  As of June 30, 2010 and December 31, 2009 the Company has 5,274,400 shares of common stock issued and outstanding.  The following is a list of all sales of common the Company’s common stock from inception through the year ended December 31, 2009.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this filing and there are no material subsequent events to report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Liquidity and Capital Resources

In December 2007, we realized gross proceeds of $103,600 from the public offering of our common stock.  We have used these proceeds to develop our website and to commence advertising to promote and market our medical prescription auction service.  At June 30, 2010, we had available cash of $199 compared to $954 at December 31, 2009.  We are currently being funded by loans from our President, Mack Bradley.  Mr. Bradley has indicated that he will avail his personal financial resources to the company on an as needed basis until such a time that we can procure additional financing.  We are currently exploring the possibility of additional alternative financing, but there is no assurance that we will be able to secure financing on favorable terms or at all.

At June 30, 2010, we had total current assets of $235 in cash and accounts receivable and total current liabilities of $126,276, consisting of accounts payable and accrued expenses of $33,226 and a payable to a related party of $86,550.  At December 31, 2009, we had total current assets of $954 in cash and total current liabilities of $102,357, consisting of accounts payable and accrued expenses of $32,757 and a payable to related party of $69,600.  Working capital at June 30, 2010 was a negative $126,067 compared to $101,403 at December 31, 2009.  This decrease in working capital for the first six months of 2010 is primarily due to the 24% increase in the payable to related party, which represents additional borrowing during the period.  At June 30, 2010, we had total assets of $209 and a stockholders’ deficit of $126,067, compared to total assets of $954 and a stockholders’ deficit of $101,403 at December 31, 2009.

Net cash used in operating activities was $24,205 for the first six months of 2010 compared to $18,963 for the comparable 2009 period.  This result is primarily attributed to the increased net loss from $20,243 for the 2009 period, compared to $24,664 for the 2010 period.  Also during the first six months of 2010, we realized $16,950 in proceeds from related party loans compared to $18,884 for the 2009 period.  We also realized $6,500 in proceeds from notes payable during the first six months of 2010.

Results of Operations

During the three-month period (“second quarter”) ended June 30, 2010 we realized $36 in revenues compared to $0 revenues for the second quarter of 2009.  Total operating expenses for the second quarter of 2010 were $17,424, a 46% increase from $11,931 for the second quarter of 2009.  The increase is primarily attributed to the 79% increase in professional fees due to additional legal and accounting expenses related to preparing and filing our requisite SEC reports.  Our net loss was $18,195 for the second quarter of 2010 compared to $12,307 for the second quarter of 2009.

During the six-month period (“first half”) ended June 30, 2010, revenues were $435 compared to $0 for the first half of 2009.  Total operating expenses for the first half of 2010 were $23,533, an 18% increase from $19,867 for the comparable 2009 period.  The increase is primarily attributed to the 68% increase in professional fees for the first half of 2010 also reflecting additional legal and accounting expenses.  Our net loss for the first half of 2010 was $24,638 compared to $20,243 for the first half of 2009.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Net Operating Loss

The Company has accumulated approximately $603,604 of net operating loss carryforward at December 31, 2009.  This loss carryforward may be offset against future taxable income through the year 2029.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2009 or six-month period ended June 30, 2010 because it has been fully offset by a valuation allowance.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Forward-Looking and Cautionary Statements

This report includes “forward-looking statements” that may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.

When used in this report, the words “may,” “will,” expect,” anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  (Removed and reserved)

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

RxBids

Date: August 16, 2010	By:	/s/Mack Bradley
Mack Bradley, CEO and Director
(Acting Principal Accounting Officer)