Form 10-Q
period 2010-09-30
RxBids
filed 2010-11-12
CIK 1405350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q
______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No[X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 12, 2010
Common Stock, $.01 par value	5,274,400

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

September 30, 2010
C O N T E N T S

Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Financial Statements	6

RxBids
(A Development Stage Company)
Balance Sheets
September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$10,198	$954
Accounts receivable	56	-

Total Current Assets	10,254	954

EQUIPMENT, NET	-	-

	$10,254	$954

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$32,822	$32,757
Related party payable	89,450	69,600
Notes payable	8,318	-

Total Current Liabilities	130,590	102,357

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares
authorized at $0.01 par value, no
shares issued and outstanding	-	-
Common stock; 100,000,000 shares
authorized at $0.01 par value, 5,274,400
shares issued and outstanding	52,744	52,744
Additional paid-in capital	512,488	502,488
Deficit accumulated during the development stage	(685,568)	(656,635)

Total Stockholders' Equity (Deficit)	(120,336)	(101,403)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$10,254	$954

The accompanying notes are an integral part of these financial statements.

RxBids
(A Development Stage Company)
Statements of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009, and
For the Period from Inception (June 18, 2004) through September 30, 2010
(Unaudited)

	For the	For the	For the	For the	From
	Three	Three	Nine	Nine	Inception on
	Months	Months	Months	Months	June 18,
	Ended	Ended	Ended	Ended	2004 Through
	September	September	September	September	September
	30,	30,	30,	30,	30,
	2010	2009	2010	2009	2010

REVENUES	$20	$272	$455	$272	$1,834
COST OF SALES	-	-	-	-	-
GROSS MARGIN	20	272	455	272	1,834

OPERATING EXPENSES

Depreciation expense	-	-	-	88	1,100
Sales and marketing	465	2,172	1,699	6,068	46,559
Research and development	-	-	-	-	155,325
Professional fees	2,292	2,463	22,425	14,454	170,609
General and administrative	824	1,361	2,990	5,253	309,142

Total Operating Expenses	3,581	5,996	27,114	25,863	682,735

LOSS FROM OPERATIONS	(3,561)	(5,724)	(26,659)	(25,591)	(680,901)

OTHER INCOME (EXPENSE)

Interest expense	(734)	(580)	(2,274)	(956)	(4,667)

Total Other Income
(Expense)	(734)	(580)	(2,274)	(956)	(4,667)

LOSS BEFORE INCOME TAXES	(4,295)	(6,304)	(28,933)	(26,547)	(685,568)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(4,295)	$(6,304)	$(28,933)	$(26,547)	$(685,568)
BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,274,400	5,274,400	5,274,400	5,274,400

The accompanying notes are an integral part of these financial statements.

RxBids
(A Development Stage Company)
Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009, and
For the Period from Inception (June 18, 2004) through September 30, 2010
(Unaudited)

			From
	For the	For the	Inception on
	Nine	Nine	June 18,
	Months	Months	2004
	Ended	Ended	Through
	September	September	September
	30,	30,	30,
	2010	2010	2010
OPERATING ACTIVITIES
Net loss	$(28,933)	$(26,547)	$(685,568)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	-	50,000
Depreciation and amortization	-	88	1,100
Changes in operating assets and liabilities:
Change in accounts receivable	(56)	-	(56)
Change in accounts payable	65	2,982	32,822
Net Cash Used in
Operating Activities	(28,924)	(23,477)	(601,702)
INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(1,100)
Net Cash Used in
Investing Activities	-	-	(1,100)
FINANCING ACTIVITIES
Proceeds from related party loans	19,850	23,584	422,082
Proceeds from notes payable	8,318	-	8,318
Proceeds from contributed capital	10,000		10,000
Proceeds from common stock issued	-	-	172,600
Net Cash Provided by
Financing Activities	38,168	23,584	613,000
NET INCREASE (DECREASE) IN CASH	9,244	107	10,198
CASH AT BEGINNING OF PERIOD	954	678	-
CASH AT END OF PERIOD	$10,198	$785	$10,198

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$485	$-	$485
Income Taxes	$-	$-	$-
NON-CASH FINANCING ACTIVITIES:
Common stock issued for services	$-	$-	$50,000
Common stock issued for debt	$-	$-	$332,632

The accompanying notes are an integral part of these financial statements.

RxBids
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended September 30, 2010 is not necessarily indicative of the operating results for the full year.

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

RxBids
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

Through the September 30, 2010 the Company has received cash advances from a shareholder and officer totaling $89,450. The advances are unsecured, non interest bearing and due upon demand.

On August 10, 2010 the Company received a capital contribution from a majority stockholder in the amount of $10,000.

NOTE 5 – NOTES PAYABLE

On May 13, 2010, the Company entered into a promissory note for $6,500.  During the nine months ended September 30, 2010 an additional $1,818 was advanced to the Company.  The note bears interest at 10% per annum and is due one year from the signing date.  As of September 30, 2010 the Company has accrued $322 of interest associated with this note.

NOTE 6 – CAPITAL STOCK

The Company has 100,000,000 common shares authorized at a par value of $0.01.  As of September 30, 2010 the Company has 5,274,400 shares of common stock issued and outstanding.  The following is a list of all sales of common the Company’s common stock from inception through the period ended September 30, 2010.

On August 10, 2010 the Company received a capital contribution from a stockholder in the amount of $10,000.

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

NOTE 7 – SUBSEQUENT EVENTS

Pursuant to SEC requirements, the Company plans to file amendments to its Articles of Incorporation with the Nevada Secretary of State no earlier than November 11, 2010: (i) amend Article IV of our Articles of Incorporation to increase our authorized common stock from twenty million (20,000,000) shares to one hundred million (100,000,000) shares, while retaining the par value at one cent ($0.01) per share; (ii) amend Article IV of the Articles of Incorporation to create a class of ten million (10,000,000) shares of preferred stock having a par value of one cent ($0.01) per share, with the Company’s Board of Directors to have the right to set the series, classes, rights and preferences of such preferred stock without stockholder approval; (iii) delete a provision from Article IV of the Articles of Incorporation that provides that “the holder of a bond, debenture or other obligation of the corporation may have any of the rights of a stockholder”;  (iv) add a provision to Article VIII of the Articles of Incorporation to permit our Board of Directors, without stockholder approval, to amend the Company’s Articles of Incorporation to change the Company’s name to any name that conforms with any business or industry that the Board of Directors determines that the Company should engage in or which conforms with the name or names of any properties, businesses or companies acquired by the Company; (v) add a provision to Article VIII of our Articles of Incorporation to permit the Company’s Board of Directors, without the approval of the stockholders, to adopt any re-capitalization affecting the outstanding securities of the Company by effecting a forward or reverse split of all of the outstanding securities of the Company, with appropriate adjustments to the Company’s capital accounts; and (vi)

RxBids
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS (CONTINUED)

add a provision to Article VI our Articles of Incorporation to exempt the Company from the Nevada Control Share Acquisitions Act, consistent with Article 8.04 of the Company’s Bylaws and NRS Section 78.378.

In accordance with ASC 855 Company management reviewed all material events through the date of this filing and there are no other material subsequent events to report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operations

Our Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our Securities and Exchange Commission and the Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  Because a principal shareholder has been paying all of the operating expenses, management does not anticipate that we will have to raise additional funds during the next 12 months.

Our common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol RXBD.OB.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

During the three-month period (“third quarter”) ended September 30, 2010 we realized $20 in revenues compared to $272 revenues for the third quarter of 2009.  Total operating expenses for the third quarter of 2010 were $3,581, a 41% decrease from $5,996 for the third quarter of 2009.  The decrease is primarily attributed to the decrease in sales and marketing expenses during the quarter.  Our net loss was $4,295 for the third quarter of 2010 compared to $6,304 for the third quarter of 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

During the nine-month period ended September 30, 2010, revenues were $455 compared to $272 for the comparable period of 2009.  Total operating expenses for the nine months ended September 30, 2010 were $27,114, a 4.8% increase from $25,863 for the comparable 2009 period.  The increase is primarily attributed to the increase in professional fees for the first nine months of 2010 also reflecting legal and accounting expenses.  This increase was offset by a decrease in sales and marketing expenses.  Our net loss for the nine-month period ended September 30, 2010 was $28,933 compared to $26,547 for the comparable period of 2009.

Liquidity and Capital Requirements

In December 2007, we realized gross proceeds of $103,600 from the public offering of our common stock.  We have used these proceeds to develop our website and to commence advertising to promote and market our medical prescription auction service.  At September 30, 2010, we had available cash of $10,198 compared to $954 at December 31, 2009.  On August 10, 2010 the Company received a capital contribution from a majority stockholder in the amount of $10,000.

At September 30, 2010, we had total current assets of $10,254 in cash and total current liabilities of $130,590, consisting of accounts payable and accrued expenses of $32,822 and a payable to - related party of $89,450.  At December 31, 2009, we had total current assets of $954 in cash and total current liabilities of $102,357, consisting of accounts payable and accrued expenses of $32,757 and a payable to related party of $69,600.  Working capital at September 30, 2010 was a negative $120,336 compared to $101,403 at December 31, 2009.  This increase in working capital for the first nine months of 2010 is primarily due to the capital contribution received from a majority stockholder in the amount of $10,000.  At September 30, 2010, we had total assets of $10,254 and a stockholders’ deficit of $120,336, compared to total assets of $954 and a stockholders' deficit of $101,403 at December 31, 2009.

Net cash used in operating activities was $28,924 for the first nine months of 2010 compared to $23,477 for the comparable 2009 period.  This result is primarily attributed to the increased net loss from $26,547 for the 2009 period, compared to $28,933 for the 2010 period.  Also during the first nine months of 2010, we realized $19,850 in proceeds from related party loans compared to $23,584 for the 2009 period.  We also realized $8,318 in proceeds from notes payable during the first nine months of 2010.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the President and Principal Accounting Officer, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our President and Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, our President and Principal Accounting Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to the lack of an audit committee and insufficient segregation of duties. .  The Company plans to address its material weaknesses in internal controls once resources become available.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None; not applicable.

Item 4.  [Removed and reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits

Exhibit No.	Identification of Exhibit
31.1	Certification of Mack Bradley, CEO and Principal Accounting Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Mack Bradley, CEO and Principal Accounting Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

 (b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RxBids
(Issuer)

Date:	November 12, 2010	By:	/s/Mack Bradley
Mack Bradley, CEO and Director
(Acting Principal Accounting Officer)