Form 10-K
period 2010-12-31
Xsovt Brands, Inc.
filed 2011-03-31
CIK 1405350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-53373

Xsovt Brands, Inc.
(Exact name of issuer as specified in its charter)

Nevada	20-1226081
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

18-B Neil Court
Oceanside, New York 11572
(Address of Principal Executive Offices)

(516) 740-2929
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.01

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1) Yes ☒ No ☐     (2) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second quarter, was $31,144.  There has never been any established public market for the registrant’s common stock, so these shares have been arbitrarily valued at par value of $0.01 per share.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2010 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 31, 2011 was 19,658,025.*

*           Unless otherwise indicated, all share figures in this Annual Report retroactively take into account the Company’s reverse split of its issued and outstanding shares of common stock in the ratio of one-for-12, effective as of February 7, 2011.

Xsovt Brands, Inc.
(formerly known as RxBids)

Annual Report on Form 10-K

TABLE OF CONTENTS

		Page
	PART I

Cautionary Note Regarding Forward-Looking Statements

Item 1.	Business	1
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	6
Item 2.	Properties	6
Item 3.	Legal Proceedings	6
Item 4.	Removed and Reserved	6

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	7
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results
	of Operations	13
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 8.	Financial Statements and Supplementary Data	20
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20
Item 9A.	Controls and Procedures	21
Item 9B.	Other Information	23

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	24
Item 11.	Executive Compensation	26
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	27
Item 13.	Certain Relationships and Related Transactions and Director Independence	28
Item 14.	Principal Accounting Fees and Services	30

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	31

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report includes certain “forward-looking statements” relating to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.  The words “may,” “will,” expect,” anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect future plans of operations, business strategy, operating results, and financial position.

We caution readers that a variety of factors could cause actual results to differ materially from anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

•	our ability to produce, market and generate sales of our products;

•	our ability to develop and introduce new products;

•	projected future sales, profitability and other financial metrics;

•	our ability to attract and retain key members of our management team;

•	future financing plans;

•	anticipated needs for working capital;

•	anticipated trends in our industry;

•	our ability to expand our sales and marketing and other operational capabilities;

•	our ability to operate our business through a U.S. public company; and

•	competition existing today or that will likely arise in the future.

Although management believes the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Neither the information on the Company’s current or future website nor Xsovt’s website is, and such information shall not be deemed to be, a part of this Report or incorporated in filings the Company makes with the Securities and Exchange Commission.

PART I

ITEM 1.  BUSINESS

Background

Xsovt Brands, Inc., a Nevada corporation (the “we”, “us”, our” or similar language, or the “Company”), was incorporated under the name “RxBids” on June 8, 2004, for the purpose of offering money savings for individual consumers on prescription medications.

On June 8, 2007, we commenced an initial public offering of a maximum 2,000,000 pre-Split (as defined below) shares of our common stock at the offering price of $0.25 per share, with a minimum offering of 400,000 pre-Split shares.  The offering was registered and sold exclusively in the State of Nevada pursuant to Regulation D, Rule 504 under the Securities Act of 1933.  We closed the offering on December 27, 2007 having sold 414,400 pre-Split shares for gross proceeds of $103,600.

On August 15, 2008, we filed a registration statement with the U.S. Securities and Exchange Commission, or SEC, on Form 10 under the Securities Exchange Act of 1934, as amended (which we refer to herein as the Exchange Act).  The registration statement became effective and comment free on November 13, 2008.  As a reporting company under the Exchange Act, we are obligated to file with the SEC certain interim and periodic reports, including an annual report containing audited financial statements.

Subsequent Events

On January 26, 2011, which is subsequent to the end of the period covered by this Report, we closed a transaction pursuant to a Securities Purchase Agreement (the “SPA”) by and among the Company, Avi Koschitzki (“Koschitzki”), the sellers signatory thereto (the “Sellers”), and Jenson Services, Inc., a Utah corporation (“Jenson Services”).  Pursuant to the SPA, Koschitzki acquired shares of Company common stock from the Sellers amounting to a controlling interest in the Company, or 50.8% of the outstanding common stock as of January 26, 2011.  Also pursuant to the terms of the SPA: (i) Koschitzki was named President, Chief Executive Officer and a director of the Company; (ii) Todd Albiston resigned as a director of the Company; and (iii) Mack Bradley, RxBids’ founder, resigned as President and Chief Executive Officer.

As of the effective date of the SPA, we also completed an acquisition of Xsovt, LLC, a New York limited liability company (“Xsovt”), and its business, assets and liabilities by means of a Securities Exchange Agreement (the “SEA”), by and among Koschitzki, Brenda Koschitzki (Koschitzki’s wife), the Avi Koschitzki 2010 Trust and the Koschitzki Children’s Trust, which are trusts formed by Koschitzki for the benefit of his family (collectively, the “Koschitzki Parties”), and the Company.

Pursuant to the SEA, the Koschitzki Parties exchanged with the Company 100% of the membership interests in Xsovt for an aggregate of: (i) 3,500 shares of the newly designated Series B Convertible Preferred Stock of the Company (the “Series B Preferred”), (ii) 18,778,467 shares of Common Stock (which were issued after giving effect to the Split), and (iii) $350,000 in cash, $250,000 of which was paid on the January 26, 2011, $50,000 of which is to be paid no later than 45 days following after January 26, 2011 and $50,000 of which is to be paid no later than 90 days after January 26, 2011.  As of the date of this Report, the initial post-closing $50,000 payment has been made by the Company to the Sellers.

As a result of our acquisition of Xsovt, Xsovt became a wholly-owned subsidiary of the Company, and we will operate the business of Xsovt going forward.

On February 7, 2011, we filed with the Nevada Secretary of State a Certificate of Amendment by which we changed our corporate name from “RxBids” to “Xsovt Brands, Inc.” in order to more properly reflect the business of Xsovt.  Also on February 7, 2011, we filed with the Nevada Secretary of State a Certificate of Change by which it effectuated a one-for-12 reverse stock split of our outstanding shares of common stock (the “Split”), effective as of that date.  Unless indicated otherwise, all share calculations in this Annual Report retroactively reflect the Split.  Mr. Bradley resigned as a director of the Company effective as of the consummation of such reverse Split, leaving Mr. Koschitzki as the sole director of the Company.

Also as of January 26, 2011, we consummated a closing (yielding gross proceeds of $300,000 to the Company) of a minimum $200,000 (8 units) and a maximum $1,000,000 (40 units, with a Company option for an additional $500,000 (20 units)) of a private placement of units (the “Private Placement”), with each unit consisting of: (i) 25,000 shares of newly designated Series A 6% Cumulative Convertible Preferred Stock of the Company (the “Series A Preferred”) which carries an initial conversion price of $0.25 per share, (ii) Class A Common Stock purchase warrants to purchase 100,000 shares of Common Stock at $0.375 per share and (iii) Class B common stock purchase warrants to purchase 100,000 shares of Common Stock at $0.875 per share (the Class A warrants and Class B warrants are collectively referred to herein as the “Warrants”).  We entered into individual subscription agreements with each of the investors in the Private Placement.  The proceeds from the Private Placement were utilized for our working capital and funding of the business of Xsovt.

Xsovt has adopted a novel approach to the design, comfort, and construction of shoes and slippers, as well as the packaging in which the products are sold.  Technology and comfort are incorporated in every stage of the design process to make fashion fun and comfortable.  In its initial product launch, scheduled for August 2011, Xsovt will synthesize elements of style, quality and comfort comparable to high end footwear at a competitive price point.  The design impetus for Xsovt’s debut product line is what we call our “Crossover line”, incorporating the benefits of a casual shoe and a comfortable slipper, designed for both lounging at home or for a casual evening out.  This design innovation epitomizes Xsovt’s maxim: “Freedom to Move and Strength to Stand TM”.

The terms of the SPA, the Xsovt acquisition, the Series A Preferred, the Series B Preferred, the Warrants, the Private Placement, as well as information regarding the business of Xsovt and risk factors associated with the Xsovt business, were disclosed in our Current Report on Form 8-K, dated January 26, 2011, which was filed with the SEC on February 1, 2011, and the Company’s name change and 1-for-12 Split were disclosed in our Current Report on Form 8-K dated February 7, 2011, and filed with the SEC on February 8, 2011.

Our principal executive offices are located at 18-B Neil Court, Oceanside, New York 11572, and our telephone number is (516) 740-2929.

Historic Business of RxBids

General

As of December 31, 2010 and as of the date of this Report, and in addition to the business of Xsovt which we acquired on January 26, 2011, we maintain a website (http://rxbids.com ) that allows individuals the opportunity to put their medical prescriptions “up for bid” and have multiple pharmacies bid down the price of a prescription.  We accept hard copy prescriptions from doctors that can be called in, faxed or mailed by the physicians.  Patients must mail their original prescription to RxBids.  Once the prescription has been verified to be correct and authentic, it is assigned an identification number to protect the individual patient’s identity.  Next, we post the prescription on our website allowing licensed pharmacies to bid on it.  An individual’s information is secured and protected until a bidding pharmacy wins the lowest bid.  Once the bidding has timed out, the pharmacy posting the lowest bid price is awarded the individual’s information and will fill the prescription.

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

We have completed initial development of our website and we continue to monitor and update the site as necessary.  Monthly maintenance costs for the site are approximately $750 payable to Rackspace, our web hosting company.

RxBids receives a fee of 10% of the gross sales amount of the total price of prescriptions filled direct from the pharmacy that wins the bid and fills a customer’s prescription.  Pharmacies bidding on customer prescriptions build the 10% fee into their bids and pay the fee directly to RxBids.  We do not receive a direct payment of any form from customers.

To the extent that traffic to our website increases, we intend to solicit other business to advertise on the RxBids website with their own advertising content.  Currently we do not receive any compensation from other businesses advertising on the site and cannot, with any certainty, predict when or if such revenues will develop.

Under the terms of the SPA, the Company and Bradley have granted to each other reciprocal options such that: (i) the Company shall have the option, exercisable at any time, to sell and assign the Company’s existing RxBids operating business and all assets and liabilities relating to such business to Mr. Bradley in consideration of the extinguishment of $20,000 in Company debt presently owed to Bradley (the “Consideration”) and (ii) Bradley shall have the option, exercisable at any time, to cause the Company to sell and assign such existing RxBids business and all assets and liabilities relating to such business to Bradley for the Consideration.  Such option has not been exercised by either the Company or Mr. Bradley as of the date of this Report.

Marketing of Historic RxBids Business

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

Backlog

We currently do not have a backlog for any of our historic RxBids services.

Proprietary Right Associated with the Historic RxBids Business

We have secured a registered trademark for RxBids® and RxBids.com.  We also intend to apply for additional trademarks or patents for intellectual property associated with our software, but no determination has been made as to what extent the software can be protected.  We will continue to pursue additional protections for our intellectual property as we develop new software and as funds permit.

Research and Development Associated with the Historic RxBids Business

Research and development costs related to our website, software and proprietary technology are booked as incurred and included in operating expenses. For the years ending December 31, 2010 and 2009, no expenses were incurred for research and development costs relating to the operational functionality, look and feel of our website.  These services were performed in the past by our website developer SBS-TECH of New Delhi, India.  We do not anticipate the need for any material changes in the website in the foreseeable future.

Employees

As of December 31, 2010, we did not have any employees on salary.  Mack Bradley, our President and Chief Executive Officer as of December 31, 2010, handled all operations and elements of the RxBids business.

Competition Associated with the Historic RxBids Business

With respect to the historic RxBids business, we face competition from a variety of sources including traditional pharmacies, Internet and mail order pharmacies, both domestic and foreign.  Our primary competition includes major national, regional and local pharmacies such as Walgreen’s, Wal-Mart, Costco, Rite Aid and CVS.  All of these companies are larger, better capitalized, have longer operating histories and will be in direct competition with us unless we can build a strategic alliance with one or more of these companies, whereby they become “bidding pharmacies.” We have not attempted, and no attempt is anticipated, to approach any of these major companies until we have a sufficient client base to attract large pharmacies to bid on our customers’ prescriptions.

We are aware of one competing website that does online prescription auctions.  BidRx is a private company that operates a secure Internet website that links consumers with pharmacies, manufacturers, prescribers and payers.  Because of the relative ease of entry into this business, we believe that other competitors could enter the marketplace at any time.

Because of the large number of Internet pharmacies to choose from, there exists considerable competition to the price conscious buyer.  However, because some of these businesses operate from anonymous locations, both inside and out of the United States, there may be safety concerns about the source and quality of the drugs offered through these sites.  Also, many mail order pharmacies currently operate outside the United States, which may give rise to the same safety concerns.  Our goal is to distinguish RxBids from these online and mail order pharmacies and our future success or failure may depend upon our ability to set RxBids apart from online and mail order pharmacies.  Also, the large number of foreign pharmacies will offer substantial competition.

Facilities

At December 31, 2010, we used as our principal place of business an office in the home of Mack Bradley, President and director, located at 9050 W. Warm Springs Rd., #12-1229, Las Vegas, Nevada 89148.  Mr. Bradley was not charging the company rent for this location.

Government Regulations Associated with the Historic RxBids Business

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

Industry Segments

No information is presented regarding industry segments.  As of December 31, 2010, we were a development stage company engaged in providing consumers the opportunity to obtain prescription drugs at a lower price.  Reference is made to the statements of income included in this Report of our operating history for the past two fiscal years.

Item 1A.  Risk Factors

This item is not required for smaller reporting companies.  For risk factors associated with the Xsovt business, please see the Company’s Current Report on Form 8-K, dated January 26, 2011, which was filed with the SEC on February 1, 2011.

Item 1B.  Unresolved Staff Comments.

On February 2, 2011, we received one comment from the staff of the SEC relating to our Current Report on Form 8-K, dated January 26, 2011, which was filed with the SEC on February 1, 2011 (the “8-K”).  In its comment, the SEC noted that, as disclosed in the 8-K, the Company completed the acquisition of a significant amount of assets otherwise than in the ordinary course of business (namely, the acquisition of Xsovt, LLC and its assets and liabilities).  In the 8-K, the Company elected to provide the required audited and pro forma financial statements of Xsovt, LLC within 71 days of the filing due date for the 8-K.  However, the SEC staff noted that this election is not available for “shell” companies and questioned whether the Company was, as of and prior to the date of the acquisition of Xsovt, LLC, a shell company and therefore required to provide the audited and pro forma financial statements of Xsovt, LLC as of the initial filing of the 8-K.  The Company has responded to the SEC’s comments with a detailed analysis as to why the Company was not a shell company at the time of the acquisition of Xsovt, LLC.  The SEC has yet to respond to the Company’s analysis, and as such, the SEC’s comment remains unresolved as of the date of this Report.  Since the Company believes it was not a shell company, the Company intends to provide the audited and pro forma financial statements of Xsovt, LLC within 71 days of the filing due date for the 8-K, or April 13, 2011.

Item 2.  Description of Property.

As of December 31, 2010, we did not own or lease any real property.

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

Item 4.  Removed and Reserved.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board operated by the Financial Industry Regulatory Authority, Inc. and the OTCQB market operated by OTC Markets Group, Inc. under the symbol “XSVT”.  However, the market for shares of our common stock is extremely limited.  No assurance can be given that the present limited market for our common stock will continue or will be maintained.  In addition, for any market that develops for our Company’s common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market.

A minimum holding period of six months is required for resales under Rule 144.  This holding period would be extended to one year if it were determined that the Company, prior to its acquisition of Xsovt, LLC on January 26, 2011, was a “shell company” under applicable SEC rules.  The Company does not believe it has ever been, nor is it presently, a shell company.  In addition, affiliates of the Company must comply with certain other requirements, including publicly available information concerning our Company; limitations on the volume of “restricted securities” which can be sold in any ninety (90) day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144.

The pre-Split high and low closing bid prices for shares of our common stock for each quarter within the last two fiscal years, or the applicable period when there were quotations are as follows:

Period	High	Low

January 1, 2009 through March 31, 2009	None	None

April 1, 2009 through June 30, 2009	None	None

July 1, 2009 through September 30, 2009	None	None

October 1, 2009 through December 31, 2009	None	None

January 1, 2010 through March 31, 2010	None	None

April 1, 2010 through June 30, 2010	$0.10	$0.10

July 1, 2010 through September 30, 2010	$0.10	$0.10

October 1, 2010 through December 31, 2010	$0.12	$0.10

These bid prices were obtained from the OTC Markets Group, Inc. via its website and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

No assurance can be given that any “established public market” will develop in the common stock of the Company, or if any such market does develop, that it will continue or be sustained for any period of time.

Penny Stock Rule

It is unlikely that our securities will be listed on any national or regional exchange or on The Nasdaq Stock Market in the near future.  Therefore, our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule.  Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

•	registered and traded on a national securities exchange meeting specified criteria set by the SEC;

•	authorized for quotation on The NASDAQ Stock Market;

•	issued by a registered investment company;

•	excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets; or

•	exempted from the definition by the SEC.

Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements.  Broker-dealers must also make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.  Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.

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

As of March 21, 2011, there were approximately 51 holders of record of our common stock.  This figure does not include an indeterminate number of stockholders who may hold their shares in “street name.”

Unregistered Sales of Equity Securities.

Series A Preferred Stock and Warrant Financing

On January 26, 2011 (the “Effective Date”), the Company consummated a closing (yielding gross proceeds of $300,000 to the Company) of a minimum $200,000 (8 units) and a maximum $1,000,000 (40 units, with a Company option for an additional $500,000 (20 units)) private placement (the “Private Placement”) of units, with each unit consisting of: (i) 25,000 shares of newly designated Series A 6% Cumulative Convertible Preferred Stock of the Company (the “Series A Preferred”) which carries an initial conversion price of $0.25 per share, (ii) Class A Common Stock purchase warrants to purchase 100,000 shares of Common Stock at $0.375 per share and (iii) Class B common stock purchase warrants to purchase 100,000 shares of Common Stock at $0.875 per share (the Class A warrants and Class B warrants are collectively referred to herein as the “Warrants”).  The Company entered into individual subscription agreements with each of the investors in the Private Placement (the “Subscription Agreements”).

Under the terms of the Private Placement, the Company is permitted to sell up to an additional $1,200,000 worth of Series A Preferred and Warrants.  The securities sold to the investors in the Private Placement were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated under that section.  At the time of their issuance, the securities were deemed to be restricted securities for purposes of the Securities Act, and the certificates representing the securities bear legends to that effect. The private placement investors were “accredited investors” within the meaning of Rule 501 of Regulation D under the Securities Act.

Terms of the Series A Preferred

The following is a summary of the terms of the Series A Preferred:

Dividends:
The Series A Preferred carries an annual 6% cumulative dividend, payable quarterly in arrears (i) beginning in the fiscal quarter that is 9 months following the Effective Date or (ii) upon a liquidation or redemption (the “Dividend”).  Dividends may be paid in cash or shares of Common Stock as determined by the Company in its discretion.

Liquidation Preference:
In the event of any liquidation, dissolution or winding up of the Company, the proceeds shall be paid to the stockholders of the Company out of funds legally available therefor as follows: first pay $0.25 (the “Original Purchase Price”) plus accrued dividends on each share of Series A Preferred.  The balance of any proceeds shall be distributed to holders of Common Stock.  A merger or consolidation (other than one in which the existing stockholders of the Company own a majority by voting power of the outstanding shares of the surviving or acquiring corporation) or a sale, lease, transfer or other disposition of all or substantially all of the assets of the Company will be treated as a liquidation event (a “Deemed Liquidation Event”), thereby triggering payment of the liquidation preferences described above unless the holders of majority of the Series A Preferred elect otherwise.

Voting Rights:	The Series A Preferred shall vote together with the Common Stock on an as-converted basis and not as a separate class.

Protective Provisions:
So long as 50% of the shares of Series A Preferred are outstanding, the Company will not, without the written consent of the holders of at least 50% of the Company’s Series A Preferred outstanding, either directly or by amendment, merger, consolidation, or otherwise:

	(i)	liquidate, dissolve or wind-up the affairs of the Company, or effect any Deemed Liquidation Event;

	(ii)	amend, alter, or repeal any provision of the Articles of Incorporation or Bylaws of the Company in a manner adverse to the Series A Preferred; or

	(iii)	the authorized number of shares of Series A Preferred.

Optional Conversion:
The Series A Preferred initially converts to shares of Common Stock at any time at the option of holder at $0.25 per share, the initial conversion price of the Series A Preferred (as may be adjusted from time to time pursuant to the terms hereof, the “Conversion Price”), subject to adjustments for stock dividends, splits, combinations and similar events and as described below under “Anti-Dilution Protection.”  Stockholders exercising optional conversion shall not be entitled to receive any Dividend.

Mandatory Conversion:
Each share of Series A Preferred will automatically convert into Common Stock at the then applicable Conversion Price in the event of the closing of any offering of securities by the Company which generates gross proceeds to the Company of $3,000,000 or more, or (ii) upon the written consent of the holders of 50% of the Series A Preferred.

Redemption:
The Series A Preferred shall be redeemable by the Company in its discretion upon 15 days written notice to the holders of the Series A Preferred at a price per share equal to one times the Original Purchase Price per share.

Anti-Dilution Protection:
Subject to certain customary exemptions, in the event that the Company issues additional securities at a purchase price less than the then applicable Conversion Price, the Conversion Price shall be adjusted pursuant to a customary “weighted average” formula.

Terms of the Series A Preferred Warrants

The following is a summary of the terms of the Warrants:

Class A Warrants:
Each Class A Warrant included within each Unit will grant to the each investor the right, for a period of three (3) years from the Effective Date, to subscribe for a number of shares of Common Stock equal to four (4) shares of Common Stock for every share of Series A Preferred purchased by the such investor (i.e., 100% warrant coverage) at an exercise price equal to $0.375 per share (150% of the Conversion Price) (the “Class A Exercise Price”).  The Class A Exercise Price shall be subject to the same anti-dilution protection described above with regard to the Series A Preferred.

Class B Warrants:
The Class B Warrants will grant to the each investor the right, for a period of three (3) years from the Effective Date, to subscribe for a number of shares of Common Stock equal to four (4) shares of Common Stock for every share of Series A Preferred (i.e., 100% warrant coverage) at an exercise price equal to $0.875 per share (350% of the Conversion Price) (the “Class B Exercise Price”).  The Class B Exercise Price shall be subject to the same anti-dilution protection described above with regard to the Series A Preferred.

Other than with respect to exercise price, the Warrants are identical.

Series A Preferred Registration Rights

The Subscription Agreements grant investors in the Private Placement with certain rights to have their securities registered for resale.  All shares of Common Stock issuable upon conversion of the Series A Preferred and the Warrants are referred to herein for these purposes as “Registrable Securities.”  The holders of Registrable Securities will be entitled to “piggyback” registration rights on all registration statements of the Company, subject to the right of the Company and its underwriters to reduce the number of shares proposed to be registered to any degree in their discretion.  The registration expenses (exclusive of stock transfer taxes, underwriting discounts and commissions) will be borne by the Company.  Such registration rights will terminate for each investor upon a Deemed Liquidation Event or when all shares held by an investor are eligible to be sold without restriction under Rule 144.

The Certificate of Designation of the Series A Preferred, and the form of Warrants are filed, respectively, as Exhibits 4.1, 4.3 and 4.4 to the Company’s Current Report on Form 8-K dated February 1, 2011 and the preceding summary of the material provisions of such instruments is qualified in its entirety by reference to the complete text of such exhibits.

Series B Preferred Stock Issuance

As of the Effective Date, the Company completed the acquisition of Xsovt and its business, assets and liabilities by means of the SEA by and among the Koschitzki Parties, and the Company.

Pursuant to the SEA, the Koschitzki Parties exchanged with the Company 100% of the membership interests in Xsovt for an aggregate of: (i) 3,500 shares of the newly designated Series B Convertible Preferred Stock of the Company (the “Series B Preferred”), (ii) 18,778,467 shares of Common Stock, and (iii) $350,000 in cash, $250,000 of which was paid on the effective date, $50,000 of which is to be paid no later than 45 days following after January 26, 2011 and $50,000 of which is to be paid no later than 90 days after January 26, 2011. The 3,500 shares of Series B Convertible Preferred Stock are convertible into 35% of the outstanding number of shares of common stock of the Company on the date of conversion without regard to the number of shares of common stock outstanding, but only upon the Company’s achievement of certain milestones, as further disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2011.

Prior Unregistered Issuances of Company Securities

During 2008, the Company issued 180,000 pre-Split shares of common stock for cash of $45,000 and 200,000 pre-Split shares for services valued at $50,000 based on the closing price of the stock on the date of issuance.  The Company’s common stock was issued at $0.25 per share.  Such shares of common stock were not registered under the Securities Act or any state securities laws in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

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

If a company is not a reporting company under the Exchange Act or is a “shell company” as defined under applicable SEC rules, restricted shares cannot be sold in reliance on Rule 144, by either an affiliate or a non-affiliate, until the stockholder has satisfied a one-year holding period.  After the one-year holding period, an affiliate may sell restricted shares pursuant to the same Rule 144 provisions as an affiliate of a reporting company having satisfied a six-month holding period.  A non-affiliate of a non-reporting company, who has held their restricted shares for more than one year, may make unlimited resales under Rule 144 with no other requirements or limitations.

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past on our common stock and do not anticipate paying cash dividends or making distributions in the foreseeable future.  We currently intend to retain and invest any future earnings to finance operations.

Transfer Agent

Our current stock transfer agent is Pacific Stock Transfer, 500 East Warms Springs Road, Suite 240, Las Vegas, Nevada 89119.

Item 6.  Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control.

Given the historical nature of the disclosure in this Section, unless otherwise indicated, all share figures in this Management’s Discussion and Analysis of Financial Condition and Results of Operations do not take into account the Company’s reverse split of its issued and outstanding shares of common stock in the ratio of one-for-12, effective as of February 7, 2011.

Critical Accounting Policies and Estimates

The following are the Company’s critical accounting policies and estimates as of December 31, 2010:

Business Activity

The Company was incorporated under the laws of the State of Nevada on June 18, 2004 under the name RxBids.  As of December 31, 2010, the Company does business as RxBids.com and provides medical prescription services over through the internet.  The Company has developed a web site and order fulfilling technology to provide this service. To date the Company has yet to establish an ongoing source of revenues sufficient to cover its operating costs sales and is classified as a development stage company.

Accounting Basis

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  The Company has elected a December 31 fiscal year end.

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

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States and do not at any time carry a balance in excess of the federally insured limits.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company’s accounts receivable, net of the allowance for doubtful accounts, were $-0- as of December 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments

In accordance with ASC 820, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments.  ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2010, on a non-recurring basis:

Nonrecurring:	Level 1	Level 2	Level 3	Total Carrying Value
Related Party Payable	$-	$-	$(97,107)	$(97,107)
	$-	$-	$(97,107)	$(97,107)

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Related Party Payable:     Market prices are not available for the Company's note payable nor are market prices of similar notes available. The Company assessed that the fair value of this liability approximates its carrying value.

Note Payable:     Market prices are not available for the Company's loans from related parties nor are market prices of similar loans available. The Company assessed that the fair value of this liability approximates its carrying value.

The method described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If a readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

The following tables present the fair value of financial instruments as of December 31, 2010, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Related Party
Level 3 Reconciliation:	Payable
Level 3 assets and liabilities at December 31, 2009:	$(69,600)
Purchases, sales, issuances and settlements (net)	(27,507)
Total level 3 assets and liabilities at December 31, 2010	$(97,107)

Revenue Recognition

The Company applies the provisions of ASC 605 which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.

In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Advertising

Advertising costs are expensed as incurred. Advertising expenses totaled $2,132 and $7,678 for the years ended December 31, 2010 and 2009, respectively.

Research and Development Costs

In accordance with ASC 730 research and development costs are expensed as incurred. Research and development costs were $-0- and $-0- for the years ended December 31, 2010 and 2009, respectively.

Share-based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment.” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier.

Loss Per Share

Basic and diluted loss per common share is calculated using the weighted average number of common shares outstanding during the period. At December 31, 2010 and 2009, the Company had no common stock equivalents outstanding.

Recent Accounting Pronouncements

During the year ended December 31, 2010, the Company adopted the following accounting pronouncements, which had no impact on the financial statements or results of operation:

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

Liquidity and Capital Resources

We realized gross proceeds of $103,600 from our common stock offering that closed in December 2007.  We have used these proceeds to complete development of our website and to commence advertising to promote and market our medical prescription auction service.  As of December 31, 2010, we had $198 available cash compared to $954 at December 31, 2009.

On August 26, 2010, Mack Bradley, RxBids’ founder and our former President, Chief Executive Officer and director, and Jenson Services executed an Option Agreement by which Mr. Bradley granted to Jenson Services an option to purchase 158,333 shares of our common stock (1,900,000 shares pre-split) that were owned by Mr. Bradley, at a total exercise price of $60,000 (the “Bradley Option”).  The Bradley Option was exercisable for a period of one year.  In consideration of the grant of the Bradley Option, Jenson Services paid to the Company the sum of $10,000, of which $5,000 was used to reimburse Mr. Bradley for Company expenses that he has paid to date, and the remaining $5,000 of which was used to pay then-outstanding debt on the Company’s credit card.  The $10,000 was recorded as additional paid in capital in the company’s financial statements.

During the term of the Bradley Option, Jenson Services also agreed to pay all of the Company’s expenses associated with the preparation and filing of its periodic reports with the SEC, in addition to Company credit card debt up to $600 per month and monthly Company operating expenses up to $200 per month.  These payments were recorded as a related party note payable with an interest rate of 10%. The Bradley Option was cancelled on January 24, 2011 in connection with the January 26, 2011 transactions associated with the Company’s acquisition of the Xsvot business.  As of the date of the Bradley Option’s cancellation, Jenson Services had paid $11,857 in Company expenses under the Bradley Option.  This balance is recorded on the balance sheet in related party notes payable as of December 31, 2010.

At December 31, 2010, we had total current assets of $291 in cash, cash equivalents, and accounts receivable, and total current liabilities of $127,707, consisting of accounts payable, accrued expenses, and notes payable – related party.  At December 31, 2009, we had total current assets of $954 in cash, and total current liabilities of $102,357, also in accounts payable and accrued expenses and payable – related party.  Working capital at December 31, 2010 was a negative $127,416 compared to a negative $101,403 at December 31, 2009.  The decline in working capital in 2010 is primarily due to the 22% increase in payable – related party, which reflects additional loans made to the Company by related parties.  At December 31, 2010, we had total assets of $291 and stockholders’ deficit of $127,416, compared to total assets of $954 and stockholders’ deficit of $101,403 at December 31, 2009.

Net cash used by operating activities was $38,263 for 2010, compared to $28,792 for 2009.  This result is partially attributed to the increased net loss from $35,336 for 2009 compared to $36,013 for 2010.

Results of Operations

For the year ended December 31, 2010, we received revenues of $210, as compared to revenues of $615 in 2009.  Operating expenses decreased from $34,413 in 2009 to $33,076 in 2010, primarily due to a decrease in general and administrative expenses and sales and marketing expenses. There were no research and development expenses in 2010 and 2009.  In 2009, we paid $18,684 in professional fees, compared to $27,438 in 2010, a 36.9% increase.  Our net loss for 2010 was $36,013 compared to $35,336 in 2009.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Net Operating Loss

We have accumulated approximately $205,427 of net operating loss carryforwards as of December 31, 2010.  This loss carryforward may be offset against future taxable income through the year 2030.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2010 because it has been fully offset by a valuation allowance.

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

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. We do not expect the provisions of ASU 2009-12 to have a material effect on our financial position, results of operations or cash flows. In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the company (share lender) and an investment bank (share borrower), which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. We do not expect the provisions of EITF 09-1 to have a material effect on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2010, and 2009, have been examined to the extent indicated in their reports by M&K CPAS, PLLC, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 7, 2009, we dismissed Moore & Associates Chartered as our independent registered public accountants. None of the reports of Moore & Associates on our financial statements for either of the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years, there were no disagreements with Moore & Associates, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore & Associates’ satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant’s financial statements.

On August 27, 2009, the PCAOB issued PCAOB Release No. 105-2009-006 revoking the registration of Moore & Associates  and barring Michael J. Moore, CPA, from being an associated person of a registered public accounting firm.  The PCAOB imposed these sanctions on the basis of its findings concerning the alleged violations of Moore & Associates and Michael J. Moore of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, PCAOB rules and auditing standards in auditing the financial statements of three issuer clients from 2006 to 2008, PCAOB rules and quality controls standards, and noncooperation with a Board investigation.  A copy of the PCAOB Release can be accessed at the PCAOB website at http://www.pcaobus.org .

On August 7, 2009, we engaged the accounting firm of Seale and Beers, CPAs as our new independent registered public accounting firm. Our board of directors approved the dismissal of Moore & Associates and the engagement of Seale and Beers, CPAs.  During the two most recent fiscal years and the interim periods preceding the engagement, we did not consult Seale and Beers regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

On October 15, 2009, we dismissed Seale and Beers, CPAs as our independent certifying accountants pursuant to the unanimous consent of our board of directors.  We initially retained Seale and Beers, CPAs on August 7, 2009, but the firm did not perform any auditing or accounting services nor has it issued any audit or other reports on our financial statements.  Accordingly, since we retained Seale and Beers, CPAs we had no disagreements with the firm, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Seale and Beers CPAs’ satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

On October 15, 2009, we engaged M&K CPAS, PLLC as our new independent certifying accountants.  Our board of directors unanimously approved the engagement of M&K CPAS.  During the two most recent fiscal years and the interim periods preceding the engagement, we have not consulted with M&K CPAS regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.
We do not have an Audit Committee or a financial expert on our Board of Directors – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. As of December 31, 2010, the Board of Directors acted in the capacity of the Audit Committee, consisting of two members, including one independent member.  As of December 31, 2010, all members of the Board of Directors lacked sufficient financial expertise for overseeing financial reporting responsibilities.

2.
We did not maintain appropriate cash controls – As of December 31, 2010, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to perform monthly bank reconciliations. The effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts during the year ended December 31, 2010, and that the Company’s quarterly and year-end financial statements and audit working papers and supporting documents were prepared and reviewed by an independent accounting firm prior to submission to our external auditors, which mitigated the risk of misappropriation of cash.

3.
We had a lack of segregation of duties relating to financial matters – As of December 31, 2010, we had only one employee.  There was therefore a lack of segregation of duties at the Company due because only one employee was charged with the responsibilities of general administrative and financial matters.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

M&K CPAS, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2010.

Changes In Internal Control and Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2010 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company as of December 31, 2010 were as follows.  The following persons are not serving in these capacities as of the date of this Report.

Name	Age	Position
Mack Bradley	43	President, CEO and Director
Todd Albiston	52	Director

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

The business experience of each of the persons listed above during the past five years is as follows:

Mack Bradley . Mr. Bradley is the founder of the Company and, until the closing of the SPA on January 26, 2011, was the Company’s President and Chief Executive Officer.  Mr. Bradley has more than 15 years experience in the medical and dental field and is currently employed at Nobel Biocare USA, in Yorba Linda, California, where he has been a Territory Sales Representative since 2000. From 1998 to 2000, Mr. Bradley was a Territory Sales Representative for Straumann, Waltham, Massachussetts, where he was a surgical plate and screw sales representative. From 1996 through 1998, Mr. Bradley was a Surgical Manager/Scrub Tech at the Mirage Center, Peter Scheer, D.D.S., M.S., Rancho, California where he managed all activities regarding surgeries. He also was employed as a Surgical Manager/Scrub Tech from 1993 to 1996 with Monroe Sternlieb, D.D.S., Harry Glassmann, M.D., Rancho Mirage, California, where he managed all activities regarding dental and plastic surgeries. From 1992 to 1993, Mr. Bradley worked as a Surgical Scrub Tech for Monroe Sternlieb, D.D.S, Harry Glassmann, M.D., Beverly Hills, California, working with doctors performing plastic surgery. From 1990 to 1992, Mr. Bradley was a combat medic in Desert Storm with the United States Navy as a Medical/Dental Field Technician.

Todd Albiston . Mr. Albiston has been employed as an account manager for Physician Sales and Service, Inc. since 2003. For the preceding 18 years, Mr. Albiston was an account manager for Cardinal Medical Corporation, a medical device company. Mr. Albiston is also a Vice President and a director of Westcott Products Corporation, and the Secretary/Treasurer and a director of Bear Lake Recreation, Inc.

The executive officers and sole director of the Company as of the date of this Report are as follows.

Name	Age	Position
Avi M Koschitzki	36	President, Chief Executive Officer and Sole Director
Arthur E. Nathan	60	Executive Vice President and Chief People Officer
Stephen R. Brown, CPA	54	Executive Vice President, Chief Financial Officer, Treasurer and Secretary

The business experience of each of the persons listed above during the past five years is as follows:

Avi M Koschitzki.  Mr. Koschitzki is Xsovt’s founder and an expert in the design, sourcing and quality control procedures for manufactured products.  From 2003 to 2010, Mr. Koschitzki founded and acted as the principal of a series of affiliated companies collectively known as Out of the Box Group, which specialized in the design and production of custom interior furnishings for luxury hotels and resorts.  In 2005, Mr. Koschitzki was instrumental in helping to procure many amenities for the Wynn Las Vegas Hotel aimed at enhancing the guest experience, including more than 80 custom-made products.  In 2006, Out of the Box opened a Las Vegas satellite office, and in 2007 it opened a Hong Kong office to service its growing portfolio of hotel and resorts, including properties in New York, Las Vegas, Dubai, Shanghai and Hong Kong.  From 1999 to 2003, Mr. Koschitzki founded and operated Kay Media, Inc., a print brokerage business.  By 2000, Kay Media had grown into an established promotional products and catalog company.  In 2001, the company pioneered an order and managerial control process that allowed employees of large organizations to more easily order promotional products online through a streamlined and cost effective process.

Arthur E. (Arte) Nathan. Mr. Nathan was appointed as the Company’s Executive Vice President and Chief People Officer on February 9, 2011. Mr. Nathan is one of the foremost human resource professionals in the United States. From 2009 to the present, he has acted as the President and Chief Operating Officer of Strategic Development Worldwide, a management consulting firm. From 1983 to 2006, Mr. Nathan directed the human resources programs for casino impresario Steve Wynn, rising to the position of Senior Vice President and Chief of Human Resources for Wynn Resorts, Ltd. (NASDAQ:WYNN). During his tenure with Wynn, Mr. Nathan developed and implemented human resource programs at properties including the Golden Nugget, Mirage, Treasure Island, Bellagio and the Wynn Resorts properties in Las Vegas and Macau. From 2006 to 2009, he served as Vice President of Human Resources of the Resort Property Division of The Irvine Company, a privately held real estate investment company. Mr. Nathan has been granted the Award for Professional Excellence by the Society of Human Resource Management and has chaired the Nevada Governor’s Workforce Investment Board. He currently also serves on the Advisory Boards of the Cornell School of Industrial and Labor Relations the Collins College of Hospitality Management at Cal Poly Pomona. Mr. Nathan holds a B.S. degree in Industrial and Labor Relations from Cornell University.

Stephen R. Brown, CPA.  Mr. Brown was appointed as the Company’s Executive Vice President, Chief Financial Officer, Treasurer and Secretary on March 1, 2011.  From 1995 to 2009, Mr. Brown served in various capacities at IDT Corporation (NYSE:IDT), including 13 years as Chief Financial Officer.  He also served on IDT’s Executive Committee and on its Board of Directors from 2000-2006.  Mr. Brown also served as founder and Chairman of an IDT affiliate, IDT Entertainment, from 2001 until its sale to Liberty Media in 2006.  From 2001 to 2004, Mr. Brown also served as a director of Net2Phone, Inc.  From 1985 to 1995, Mr. Brown was in private practice as a certified public accountant.  Mr. Brown serves as the Chairman of the Board of Lander College, is a member of the Board of Trustees of Touro College and a Board Member of Yeshiva College and is a member of the Academy of Television, Arts and Sciences.  Mr. Brown holds a B.B.A. in Accounting form Baruch College, a B.A. in Economics from Yeshiva University and is a licensed certified public accountant in the State of New York.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Based solely on a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, we believe that Mr. Bradley failed to timely file his Form 3 Initial Statement of Beneficial Ownership of Securities.

Code of Ethics

We currently do not have a code of ethics as our operations prior to January 26, 2011 were conducted by only one person.  During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Nominations to Board of Directors

During the fiscal year ended December 31, 2010, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

We do not presently have an audit committee of our Board of Directors, nor does we presently have on our board of directors any member who could serve as an audit committee financial expert on an audit committee.

Item 11.  Executive Compensation.

As of December 31, 2010, we did not have a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2010, 2009 or 2008.  Further, we have not entered into an employment agreement with any officer, director or any other person.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

The following table sets forth, as of March 31, 2011, by: (i) our sole director, (ii) all persons who, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock, (iii) each of the executive officers, and (iv) all of our directors and executive officers, as a group. Each person named in this table has sole investment power and sole voting power with respect to the shares of common stock set forth opposite such person’s name, except as otherwise indicated. Unless otherwise indicated, the address for each person listed below is in care of the Company, 18-B Neil Court, Oceanside, New York 11572.

For purposes of clarity, all share amounts indicated below take into account the Company’s reverse split of its issued and outstanding shares of common stock in the ratio of one-for-12, effective as of February 7, 2011.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned(1)	Percentage of Class as of March 31, 2011(2)
Avi Koschitzki(3)	19,001,801	96.66%
Arthur E. Nathan(4)	0	0%
Stephen R. Brown(5)	0	0%
All Directors and Officers as a group (3 persons)	19,001,801	96.66%

*	Less than 1%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Based on 19,658,025 shares of common stock outstanding as of March 31, 2011.

(3)
Includes: (i) 10,334,277 shares of common stock held directly by Mr. Koschitzki, (ii) 4,333,762 shares held by Brenda Koschitzki, Mr. Koschitzki’s wife, and (iii) 4,333,762 shares held by The Koschitzki Children’s Trust, a trust for which Mr. Koschitzki serves as sole trustee.  Does not include 3,500 shares of Series B Convertible Preferred Stock of the Company, which are convertible into 35% of the outstanding number of shares of common stock of the Company on the date of conversion without regard to the number of shares of common stock outstanding.  The Shares of Series B Convertible Preferred Stock of the Company are held by the Avi Koschitzki 2010 Trust, of which Mr. Koschitzki serves as sole trustee.  The Series B Convertible Preferred Stock is only convertible into shares of common stock upon the Company’s achievement of certain milestones, as further disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2011.

(4)
Mr. Nathan is the Executive President and Chief People Officer of the Company.  Pursuant to an Offer Letter, dated February 9, 2011, Mr. Nathan is entitled to receive a sign-on bonus consisting of 1,000,000 shares of Company common stock.  The vesting schedule for this grant will be 400,000 shares on January 26, 2012, and the remaining 600,000 shares on January 26, 2013.  The exact legal form of such grant has not been finalized as of the date of this Report.

(5)
Mr. Brown is the Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company.  Pursuant to an Offer Letter, dated March 1, 2011, Mr. Brown is entitled to receive a sign-on bonus consisting of 1,000,000 shares of Company common stock.  The vesting schedule for this grant will be 400,000 shares on March 7, 2012, and the remaining 600,000 shares on March 7, 2013.  The exact legal form of such grant has not been finalized as of the date of this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions and Notes Payable

Except as set forth below, there have been no transactions during the past two fiscal years, and there are no currently proposed transactions, between RxBids and any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals’ immediate families.

From January 1, 2007 through the year ended December 31, 2010, the Company has received cash advances from a shareholder and officer of $85,250. The advances are unsecured, non interest bearing and due upon demand.

On May 13, 2010, the Company executed a promissory note for $6,500 in favor of Jenson Services.  Also, during the year ended December 31, 2010 a total of $5,357 was advanced to the Company or paid directly to third party vendors to pay for Company expenses.  The note and additional advances, which total $11,857 as of December 31, 2010, bear interest at 10% per annum and are due one year from the date of the promissory note.  As of December 31, 2010 the Company has accrued $527 of interest associated with this note.  In connection with the closing of the SPA in January, 2011, these liabilities were paid in full.

On August 26, 2010, Mack Bradley, RxBids’ founder and our former President, Chief Executive Officer and director, and Jenson Services executed an Option Agreement by which Mr. Bradley granted to Jenson Services an option to purchase 1,900,000 pre-Split shares of our common stock that were owned by Mr. Bradley, at a total exercise price of $60,000 (the “Bradley Option”).  The Bradley Option was exercisable for a period of one year.  In consideration of the grant of the Bradley Option, Jenson Services paid to the Company the sum of $10,000, of which $5,000 was used to reimburse Mr. Bradley for Company expenses that he has paid to date, and the remaining $5,000 of which was used to pay then-outstanding debt on the Company’s credit card.  The $10,000 was recorded as additional paid in capital in the Company’s financial statements.

During the term of the Bradley Option, Jenson Services also agreed to pay all of the Company’s expenses associated with the preparation and filing of its periodic reports with the SEC, in addition to Company credit card debt up to $600 per month and monthly Company operating expenses up to $200 per month.  These payments were recorded as a related party note payable with an interest rate of 10%.  The Bradley Option was cancelled on January 24, 2011 in connection with the January 26, 2011 transactions associated with the Company’s acquisition of the Xsvot business.  As of the date of the Bradley Option’s cancellation, Jenson Services had paid $11,857 in Company expenses under the Bradley Option.  This balance is recorded on the balance sheet in related party notes payable as of December 31, 2010.

On January 26, 2011, which is subsequent to the end of the period covered by this Report, we closed a transaction pursuant to the SPA, whereby Koschitzki acquired shares of common stock from the Sellers amounting to a controlling interest in the Company, or 50.8% of the outstanding common stock as of January 26, 2011.  Also pursuant to the terms of the SPA: (i) Koschitzki was named President, Chief Executive Officer and a director of the Company; (ii) Todd Albiston resigned as a director of the Company; and (iii) Mack Bradley, RxBids’ founder, resigned as President and Chief Executive Officer.

As of the effective date of the SPA, the Company also completed an acquisition of Xsovt and its business, assets and liabilities by means of  the SEA, to which the Koschitzki Parties were a party. Pursuant to the SEA, the Koschitzki Parties exchanged with the Company 100% of the membership interests in Xsovt for an aggregate of: (i) 3,500 shares of the newly designated Series B Convertible Preferred Stock of the Company (the “Series B Preferred”), (ii) 18,778,467 post-Split shares of Common Stock, and (iii) $350,000 in cash, $250,000 of which was paid on the effective date, $50,000 of which is to be paid no later than 45 days following after January 26, 2011 and $50,000 of which is to be paid no later than 90 days after January 26, 2011.  The 3,500 shares of Series B Convertible Preferred Stock are convertible into 35% of the outstanding number of shares of common stock of the Company on the date of conversion without regard to the number of shares of common stock outstanding, but only upon the Company’s achievement of certain milestones, as further disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2011.

Director Independence

As of December 31, 2010 and as of the date of this Report, none of our directors was deemed to be independent within the independence standards applicable to the Company under Item 407(a)(1) of Regulation S-K.

Item 14. Principal Accounting Fees and Services.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee.  Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

M&K CPAS, PLLC, our auditors since October 2009, billed us $11,250 for the audit  of our annual financial statements included in this annual report for the year ended December 31, 2010, and for the review of quarterly financial statements included in our quarterly reports for the year ended December 31, 2010.  In addition, M&K CPAS, billed us $15,250 for the audit  of our annual financial statements included in our annual report for the year ended December 31, 2009, and for the review of quarterly financial statements included in our quarterly reports for the year ended December 31, 2009.

Audit-Related Fees

For the year ended December 31, 2010, and 2009, there were no fees billed for assurance and related services by our auditors M&K CPAS, relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the years ended December 31, 2010, and 2009, no fees were billed by our auditors M&K CPAS, for tax compliance, tax advice and tax planning.

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

All Other Fees

Other than the services outlined under “Audit Fees,” above, M&K CPAS did not bill us for any products or services during the fiscal years ended December 31, 2010 and 2009.

PART 1V

Item 15. Exhibits, Financial Statement Schedules

(a)  Exhibits

Exhibit No.	Exhibit Name
2.1	Securities Purchase Agreement, dated January 26, 2011, by and among the Company, Avi Koschitzki, the sellers signatory thereto and Jenson Services, Inc. (4)
3.1	Amended and Restated Articles of Incorporation dated November 11, 2010. (1)
3.2	Certificate of Amendment, dated effective February 7, 2011, regarding change of Company name. (3)
3.3	Certificate of Change, dated effective February 7, 2011, regarding one-for-12 reverse stock split. (3)
3.4	Amended and Restated Bylaws of Registrant. (4)
4.1	Specimen Stock Certificate. (2)
4.2	Certificate of Designation of Rights, Preferences and Limitations of Series A 6% Cumulative Convertible Preferred Stock. (4)
4.3	Certificate of Designation of Rights, Preferences and Limitations of Series B Convertible Preferred. (4)
4.4	Form of Class A Common Stock Purchase Warrant. (4)
4.5	Form of Class B Common Stock Purchase Warrant. (4)
10.2	Securities Exchange Agreement, dated as of January 26, 2011, by and among Avi Koschitzki, Brenda Koschitzki, the Avi Koschitzki 2010 Trust, the Koschitzki Children’s Trust and the Company. (4)
10.3	Form of Subscription Agreement for Series A Preferred Stock and Warrant financing. (4)
10.4	Offer Letter with Arthur E. Nathan dated February 9, 2011. (5)
10.5	Offer Letter with Stephen R. Brown dated February 28, 2011. (6)
21.1	Subsidiaries of the Company.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *#
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *#

*	Filed herewith
#
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Filed previously as exhibit to Form 8-K filed November 16, 2010.
(2)	Filed previously as exhibit to Form 10 filed August 15, 2008.
(3)	Filed previously as exhibit to Form 8-K filed February 8, 2011.
(4)	Filed previously as exhibit to Form 8-K filed February 1, 2011.
(5)	Filed previously as exhibit to Form 8-K filed February 15, 2011.
(6)	Filed previously as exhibit to Form 8-K filed March 4, 2011.

RxBids
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
RxBids
(A Development Stage Company)

We have audited the accompanying balance sheets of RxBids (A Development Stage Company) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended.  The financial statements for the period from inception (June 18, 2004) to December 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RxBids as of December 31, 2010 and 2009, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 31, 2011

RxBids
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2010	2009

CURRENT ASSETS

Cash and cash equivalents	$198	$954
Accounts receivable	93	-

Total Current Assets	291	954

EQUIPMENT, NET	-	-

TOTAL ASSETS	$291	$954

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$30,600	$32,757
Related party payable	97,107	69,600

Total Current Liabilities	127,707	102,357

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized at $0.01 par value, no shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized at $0.01 par value, 439,533shares issued and outstanding	4,395	4,395
Additional paid-in capital	560,837	550,837
Deficit accumulated during the development stage	(692,648)	(656,635)

Total Stockholders' Deficit	(127,416)	(101,403)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$291	$954

The accompanying notes are an integral part of these financial statements.

RxBids
(A Development Stage Company)
Statements of Operations

			From Inception on
			June 18, 2004
	For the Year Ended		Through
	December 31,		December 31,
	2010	2009	2010
			(Unaudited)

REVENUES	$210	$615	$1,589
COST OF SALES	-	-	-
GROSS MARGIN	210	615	1,589

OPERATING EXPENSES

Depreciation expense	-	88	1,100
Sales and marketing	2,132	7,678	46,992
Research and development	-	-	155,325
Professional fees	27,438	18,684	175,622
General and administrative	3,506	7,963	309,658

Total Operating Expenses	33,076	34,413	688,697

LOSS FROM OPERATIONS	(32,866)	(33,798)	(687,108)

OTHER EXPENSE

Interest expense	(3,147)	(1,538)	(5,540)

Total Other Expense	(3,147)	(1,538)	(5,540)

LOSS BEFORE INCOME TAXES	(36,013)	(35,336)	(692,648)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(36,013)	$(35,336)	$(692,648)
BASIC AND DILUTED LOSS PER SHARE	$(0.08)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	439,533	439,533

The accompanying notes are an integral part of these financial statements.

RxBids
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

					Deficit
					Accumulated	Total
			Additional	Stock	During the	Stockholders'
	Common Stock		Paid-In	Subscriptions	Development	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Balance, June 8, 2004	-	$-	$-	$-	$-	$-

Net loss from inception through December 31, 2004	-	-	-	-	(61,907)	(61,907)

Balance, December 31, 2004	-	-	-	-	(61,907)	(61,907)

Net loss for the year ended December 31, 2005	-	-	-	-	(28,321)	(28,321)

Balance, December 31, 2005	-	-	-	-	(90,228)	(90,228)

Issuance of common stock for cash and debt at $0.96per share	373,333	3,733	352,899	(24,000)	-	332,632

Net loss for the year ended December 31, 2006	-	-	-	-	(52,007)	(52,007)

Balance, December 31, 2006	373,333	3,733	352,899	(24,000)	(142,235)	190,397

Cash received for stock subscriptions receivable	-	-	-	24,000	-	24,000

Issuance of common stock for cash at $3.00 per share	34,533	345	103,255	-	-	103,600

Net loss for the year ended December 31, 2007	-	-	-	-	(238,813)	(238,813)

Balance, December 31, 2007	407,866	4,078	456,154	-	(381,048)	79,184

Issuance of common stock for cash at $3.00 per share	15,000	150	44,850	-	-	45,000

Issuance of common stock for services at $3.00 per share	16,667	167	49,833	-	-	50,000

Net loss for the year ended December 31, 2008	-	-	-	-	(240,251)	(240,251)

Balance, December 31, 2008	439,533	4,395	550,837	-	(621,299)	(66,067)

Net loss for the year ended December 31, 2009	-	-	-	-	(35,336)	(35,336)

Balance, December 31, 2009	439,533	4,395	550,837	-	(656,635)	(101,403)

Contributed capital	-	-	10,000	-	-	10,000

Net loss for the year ended December 31, 2010	-	-	-	-	(36,013)	(36,013)

Balance, December 31, 2010	439,533	$4,395	$560,837	$-	$(692,648)	$(127,416)

The accompanying notes are an integral part of these financial statements.

RxBids
(A Development Stage Company)
Statements of Cash Flows

			From Inception on
			June 18, 2004
	For the Year Ended		Through
	December 31,		December 31,
	2010	2009	2010
			(Unaudited)
OPERATING ACTIVITIES

Net loss	$(36,013)	$(35,336)	$(692,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	50,000
Depreciation and amortization	-	88	1,100
Changes in operating assets and liabilities:
Change in accounts receivable	(93)	-	(93)
Change in accounts payable	(2,157)	6,456	30,600

Net Cash Used in Operating Activities	(38,263)	(28,792)	(611,041)

INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(1,100)

Net Cash Used in Investing Activities	-	-	(1,100)

FINANCING ACTIVITIES

Proceeds from related party loans	32,507	29,068	434,739
Repayments of related party loans	(5,000)	-	(5,000)
Proceeds from contributed capital	10,000	-	10,000
Proceeds from common stock issued	-	-	172,600

Net Cash Provided by Financing Activities	37,507	29,068	612,339

NET INCREASE (DECREASE) IN CASH	(756)	276	198
CASH AT BEGINNING OF PERIOD	954	678	-

CASH AT END OF PERIOD	$198	$954	$198

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services	$-	$-	$50,000
Common stock issued for debt	$-	$-	$332,632

The accompanying notes are an integral part of these financial statements.

RxBids
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity
The Company was incorporated under the laws of the State of Nevada on June 18, 2004 as RxBids. The Company does business as RxBids.com and provides medical prescription services through the internet. The Company has developed a web site and order fulfilling technology to provide this service. To date the Company has yet to establish an ongoing source of revenues sufficient to cover its operating costs sales and is classified as a development stage company.

Accounting Basis
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  The Company has elected a December 31 fiscal year end.

Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
For the purposes of the statement of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2010 and 2009.

Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States and do not at any time carry a balance in excess of the federally insured limits.

Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

For the years ended December 31, 2010 and 2009, 100% of all accounts receivable balances were owed from one customer.  The Company’s accounts receivable, net of the allowance for doubtful accounts, were $93 and $0 as of December 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments
In accordance with ASC 820, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments.  ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2010, on a non-recurring basis:

Nonrecurring:	Level 1	Level 2	Level 3	Total Carrying Value
Related Party Payable	$-	$-	$(97,107)	$(97,107)
	$-	$-	$(97,107)	$(97,107)

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Related Party Payable:     Market prices are not available for the Company's note payable nor are market prices of similar notes available. The Company assessed that the fair value of this liability approximates its carrying value.

The method described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If a readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

The following tables present the fair value of financial instruments as of December 31, 2010, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Related Party
Level 3 Reconciliation:	Payable
Level 3 assets and liabilities at December 31, 2009:	$(69,600)
Purchases, sales, issuances and settlements (net)	(27,507)
Total level 3 assets and liabilities at December 31, 2010	$(97,107)

Revenue Recognition
The Company applies the provisions of ASC 605 which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.

In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the years ended December 31, 2010 and 2009, 100% of all sales were made to one customer.

Advertising
Advertising costs are expensed as incurred. Advertising expenses totaled $2,132 and $7,678 for the years ended December 31, 2010 and 2009, respectively.

Research and Development Costs
In accordance with ASC 730 research and development costs are expensed as incurred. Research and development costs were $-0- and $-0- for the years ended December 31, 2010 and 2009, respectively.

Share-based Compensation
The Company follows the provisions of ASC 718, “Share-Based Payment.” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier.

Loss Per Share
Basic and diluted loss per common share is calculated using the weighted average number of common shares outstanding during the period. At December 31, 2010 and 2009, the Company had no common stock equivalents outstanding.

Recent Accounting Pronouncements
During the year ended December 31, 2010 the Company adopted the following accounting pronouncements, which had no impact on the financial statements or results of operation:

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

Recent Accounting Pronouncements
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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has had minimal revenues and has generated an accumulated deficit of $692,648 as of December 31, 2010.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

From its inception through December 28, 2006, the Company received $332,632 in loans from shareholders.  On December 28, 2006, the Company issued 333,333 shares of its common stock in satisfaction of those loans.

From January 1, 2007 through the year ended December 31, 2010 the Company has received cash advances from a shareholder and officer of $90,250 and repaid $5,000 resulting in net advances of $85,250 at December 31, 2010. The advances are unsecured, non interest bearing and due upon demand.

On May 13, 2010, the Company entered into a promissory note with a related party for $6,500.  Also, during the year ended December 31, 2010 a total of $5,357 was advanced to the Company or paid directly to third party vendors to pay for Company expenses.  The note and additional advances, which total $11,857 as of December 31, 2010, bear interest at 10% per annum and are due one year from the date of the promissory note.  As of December 31, 2010 the Company has accrued $527 of interest associated with this note.

NOTE 4 – CAPITAL STOCK

On February 7, 2011 the Company effected a 1 for 12 reverse stock split of the Company’s common stock.  This stock split has been reflected retroactively in all balances in the financial statements and accompanying footnotes.

The Company has 100,000,000 common shares authorized at a par value of $0.01.  As of December 31, 2010 the Company has 439,533 shares of common stock issued and outstanding.  The following is a list of all sales of common the Company’s common stock from inception through the period ended December 31, 2010.

NOTE 4 – CAPITAL STOCK (CONTIINUED)

On August 10, 2010 the Company received a capital contribution from a stockholder in the amount of $10,000.

During 2008, the Company issued 15,000 shares of common stock for cash of $45,000 and 16,667 shares for services valued at $50,000. The Company’s common stock was issued at $3.00 per share.

During 2007, the Company issued 34,533 shares of common stock for cash of $103,600 at $3.00 per share.

During 2006 the Company issued 373,333 shares of its common stock at $0.96 per share for cash of $356,632.  As of December 31, 2006, the Company had only collected $332,632 and recorded a stock subscriptions receivable of $24,000. On January 18, 2007, the Company collected the $24,000 of stock subscriptions receivable.

NOTE 5 – INCOME TAXES

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% marginal tax rate by the cumulative NOL of $642,648. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2010 and 2009 were as follows:

	2010	2009
Cumulative NOL	$642,648	$606,635
Deferred Tax assets:
(34% Federal, 5% State)
Net operating loss carry forwards	205,427	192,822
Stock compensation expense	19,500	19,500
Valuation allowance	(224,927)	(212,322)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the combined U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009
Book income (loss) from operations	$(14,045)	$(13,781)
Change in valuation allowance	14,045	13,781
	$-	$-

The Company’s net operating loss carry forwards of approximately $642,648 expire in various years through 2030.

In July, 2006, the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of January 1, 2007 and had no impact on the Company’s financial statements.

NOTE 6 – SUBSEQUENT EVENTS

On January 14, 2011, certain shareholders of the Company (the “Sellers”) entered into a Memorandum of Understanding (the “MOU”) with Avi Koschitzki (“Koschitzki”) regarding a change in control of the Company whereby the Sellers, including the Company’s President, Mack Bradley (“Bradley”), agreed to sell their collective 50.8% controlling interest in the Company to Koschitzki (the “Transaction”).

On January 26, 2011, and in furtherance of the matters contemplated by the MOU, the Company closed a transaction pursuant to a Securities Purchase Agreement (the “SPA”) by and among the Company, Koschitzki, the Sellers and Jenson Services, Inc., a Utah corporation (“Jenson Services”).  Pursuant to the SPA, Koschitzki acquired shares of Company common stock from the Sellers amounting to a controlling interest in the Company, or 50.8% of the outstanding common stock as of January 26, 2011.  Also pursuant to the terms of the SPA: (i) Koschitzki was named President, Chief Executive Officer and a director of the Company; (ii) Todd Albiston resigned as a director of the Company; and (iii) Mack Bradley, the Company’s founder, resigned as President and Chief Executive Officer.

As of the effective date of the SPA, the Company also completed an acquisition of Xsovt, LLC, a New York limited liability company (“Xsovt”), and its business, assets and liabilities by means of a Securities Exchange Agreement (the “SEA”), by and among Koschitzki, Brenda Koschitzki (Koschitzki’s wife), the Avi Koschitzki 2010 Trust and the Koschitzki Children’s Trust, which are trusts formed by Koschitzki for the benefit of his family (collectively, the “Koschitzki Parties”), and the Company.

Pursuant to the SEA, the Koschitzki Parties exchanged with the Company 100% of the membership interests in Xsovt for an aggregate of: (i) 3,500 shares of the newly designated Series B Convertible Preferred Stock of the Company (the “Series B Preferred”), (ii) 18,778,467 shares of Common Stock (which were issued after giving effect to the Split (as defined below)), and (iii) $350,000 in cash, $250,000 of which was paid on January 26, 2011, $50,000 of which is to be paid no later than 45 days following after January 26, 2011 and $50,000 of which is to be paid no later than 90 days after January 26, 2011.

As a result of the Company’s acquisition of Xsovt, Xsovt became a wholly-owned subsidiary of the Company, and the Company will operate the business of Xsovt going forward.

On February 7, 2011, the Company filed with the Nevada Secretary of State a Certificate of Amendment by which the Company changed its name from “RxBids” to “Xsovt Brands, Inc.” in order to more properly reflect the new business of the Company.  Also on February 7, 2011, the Company filed with the Nevada Secretary of State a Certificate of Change by which it effectuated a one-for-12 reverse stock split of its outstanding shares of Common Stock (the “Split”), effective as of that date.  Mr. Bradley resigned as a director of the Company effective as of the consummation of such reverse Split, leaving Mr. Koschitzki as the sole director of the Company.

Also as of January 26, 2011, the Company consummated a closing (yielding gross proceeds of $300,000 to the Company) of a minimum $200,000 (8 units) and a maximum $1,000,000 (40 units, with a Company option for an additional $500,000 (20 units)) private placement (the “Private Placement”) of units, with each unit consisting of: (i) 25,000 shares of newly designated Series A 6% Cumulative Convertible Preferred Stock of the Company (the “Series A Preferred”) which carries an initial conversion price of $0.25 per share, (ii) Class A Common Stock purchase warrants to purchase 100,000 shares of Common Stock at $0.375 per share and (iii) Class B common stock purchase warrants to purchase 100,000 shares of Common Stock at $0.875 per share (the Class A warrants and Class B warrants are collectively referred to herein as the “Warrants”).  The Company entered into individual subscription agreements with each of the investors in the Private Placement.  The proceeds from the Private Placement were utilized for the Company’s working capital and funding of the business of Xsovt.

In accordance with ASC 855 Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XSOVT BRANDS, INC.

Date: March 31, 2011	By:	/s/ Avi Koschitzki
Name: Avi Koschitzki
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2011	By:	/s/ Stephen R. Brown
Name: Stephen R. Brown
Title: Executive Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Avi Koschitzki	Sole Director	March 31, 2011
Avi Koschitzki