Form 10-Q
period 2011-03-31
Xsovt Brands, Inc.
filed 2011-05-23
CIK 1405350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number:  000-53373

Xsovt Brands, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1226081 (I.R.S. Employer Identification No.)

18-B Neil Court Oceanside, New York	11572
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code): (516) 740-2929

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 19, 2011, there were 19,658,025 shares of company common stock issued and outstanding.

Xsovt Brands, Inc.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements		3

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (audited)	4

	Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2011 and the period from October 26, 2010 (inception) through March 31, 2011	5

	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the period from October 26, 2010 (inception) through March 31, 2011	6

	Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2011 and the period from October 26, 2010 (inception) through March 31, 2011	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Removed and Reserved	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  We cannot give any guarantee that the plans, intentions or expectations described in the forward-looking statements will be achieved.  All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of the filings we make from time to time with the Securities and Exchange Commission.  Readers should carefully review such risk factors as they modify all of our public disclosures.

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information.  There may be events in the future that we are not able to accurately predict or control.  You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	our ability to produce, market and generate sales of our products (including, without limitation, the anticipated launch of our initial product line in August 2011);

•	our ability to develop and introduce new products;

•	projected future sales, profitability and other financial metrics;

•	our ability to attract and retain key members of our management team;

•	future financing plans;

•	anticipated needs for working capital;

•	anticipated trends in our industry;

•	our ability to expand our sales and marketing and other operational capabilities;

•	competition existing today or that will likely arise in the future.

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s opinions only as of the date thereof.  We undertake no obligation to revise or publicly release the results of any revision of our forward-looking statements, except as required by law.

Neither the information on our current or future website is, and such information shall not be deemed to be, a part of this report or incorporated in filings we make with the Securities and Exchange Commission.

XSOVT BRANDS, INC.
(a Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$23,360	$1,399
Prepaid expenses	11,925	25,000

Total current assets	35,285	26,399

Property, plant and equipment at cost less accumulated depreciation of $9,716 and $124, respictively	360,142	7,353

Other assets:
Security deposits	7,500	7,500

Total assets	$402,927	$41,252

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$650,688	$24,692
Accrued interest payable	91,466	75,991
Dividend payable	9,063	-
Convertible notes payable	-	25,000
Note payable net of unamortized discount of $57,692 and $0, respectively	92,308	150,000
Note payable - related party	290,000	290,000
Loan payable	197,000	197,000

Total current liabilities	1,330,525	762,683

Convertible Series A preferred stock: 1,500,000 shares authorized at $0.01 par value, 1,125,000 and 0 shares issued and outstanding, respectively	11,250	-
Convertible Series B preferred stock: 4,000 shares authorized at $0.01 par value, 3,500 shares issued and outstanding	35	35
Total	11,285	35

Stockholders' deficit:
Common stock: 100,000,000 shares authorized at $0.01 par value, 19,658,025 and 18,778,467 shares issued and outstanding, respectively	196,580	187,785
Additional paid-in capital	108,426	(795,622)
Accumulated deficit during the development stage	(1,243,889)	(113,629)

Total stockholders' deficit	(938,883)	(721,466)

Total liabilities and stockholders' deficit	$402,927	$41,252

See accompanying notes to the unaudited condensed consolidated financial statements.

XSOVT BRANDS, INC.
(a Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND
THE PERIOD FROM OCTOBER 26, 2010 (INCEPTION) THROUGH MARCH 31, 2011
(UNAUDITED)

	Three Months Ended March 31, 2011	From Inception on October 26, 2010 Through March 31, 2011

Revenues	$-	$-

Operating expenses:
Selling, general and administrative expenses	1,004,729	1,103,065
Depreciation and amortization	9,592	9,716

Total operating expenses	1,014,321	1,112,781

Net operating loss	(1,014,321)	(1,112,781)

Interest expense	(115,939)	(131,108)

Net loss	$(1,130,260)	$(1,243,889)

Basic and diluted loss per share	$(0.06)

Weighted average number of shares outstanding	19,403,930

See accompanying notes to the unaudited condensed consolidated financial statements.

XSOVT BRANDS, INC.
(a Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 26, 2010 (INCEPTION) THROUGH MARCH 31, 2011
(UNAUDITED)

	Preferred Stock						Additional		Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at inception October 26, 2010	-	-	$3,500	35	$18,778,467	$187,785	$(187,820)	$-	$-

Cash capital contribution	-	-	-	-	-	-	20	-	20

Purchase of business from related party	-	-	-	-	-	-	(613,170)	-	(613,170)

Imputed interest on note payable to related party	-	-	-	-	-	-	5,348	-	5,348

Net loss for period ended December 31, 2010	-	-	-	-	-	-	-	(113,629)	(113,629)

Balance, December 31, 2010	-	-	3,500	35	18,778,467	187,785	(795,622)	(113,629)	(721,431)

Effect of reverse merger	-	-	-	-	879,558	8,795	(358,795)	-	(350,000)

Discount on note payable	-	-	-	-	-	-	150,000	-	150,000

Issuance of preferred stock for cash at $1 per share	1,100,000	11,000	-	-	-	-	1,089,000	-	1,100,000

Conversion of notes payable to preferred stock for $1 per share	25,000	250	-	-	-	-	24,750	-	25,000

Imputed interest on note payable to related party	-	-	-	-	-	-	8,156	-	8,156

Dividend on preferred stock	-	-	-	-	-	-	(9,063)	-	(9,063)

Net loss for three months ended March 31, 2011	-	-	-	-	-	-	-	(1,130,260)	(1,130,260)

Balance, March 31, 2011	1,125,000	$11,250	3,500	$35	19,658,025	$196,580	$108,426	$(1,243,889)	$(927,598)

See accompanying notes to the unaudited condensed consolidated financial statements.

XSOVT BRANDS, INC.
(a Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND
THE PERIOD FROM OCTOBER 26, 2010 (INCEPTION) THROUGH MARCH 31, 2011
(UNAUDITED)

	Three Months Ended March 31, 2011	From Inception on October 26, 2010 Through March 31, 2011

Cash flows from operating activities:
Net loss	$(1,130,260)	$(1,243,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest to related party note payable	8,156	13,504
Depreciation and amortization	9,592	9,716
Amortization of debt discount	92,308	92,308
Changes in operating assets and liabilities:
Change in prepaid expenses	13,075	(11,925)
Change in security deposits	-	(7,500)
Change in accounts payable and accrued expenses	641,471	675,984

Net cash used in operating activities	(365,658)	(471,802)

Investing activities:
Purchases of property and equipment	(362,381)	(369,858)
Purchase of business	-	(60,000)

Net cash used in investing activities	(362,381)	(429,858)

Financing activities:
Proceeds from sales of preferred stock	1,100,000	1,100,000
Cash paid in reverse merger	(350,000)	(350,000)
Proceeds from notes payable	-	175,000
Proceeds from contributed capital	-	20

Net cash provided by financing activities	750,000	925,020

Net increase in cash	21,961	23,360

Cash at beginning of period	1,399	-

Cash at end of period	$23,360	$23,360

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Discount on note payable	$150,000	$150,000
Conversion of notes payable	$25,000	$25,000
Dividend on preferred stock	$9,063	$9,063

See accompanying notes to the unaudited condensed consolidated financial statements.

XSOVT BRANDS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Xsovt Brands, Inc. (the “Company”) was incorporated under the laws of the State of Nevada under the name “RxBids” on June 8, 2004.  The Company is a development stage company that has created a novel approach to the design, comfort and construction of shoes and slippers, as well as the packaging in which the products are sold.  In connection with its initial product launch, the Company expects to commence wholesale operations in its second quarter of 2011 and commence retail operations in its third quarter of 2011.  To date, the Company has yet to generate revenue or establish an ongoing source of revenues sufficient to cover its operating costs and is thus classified as a development stage company.

Business Combination

On November 1, 2010, Xsovt, LLC, a New York limited liability company and as of January 26, 2011 the Company’s wholly-owned subsidiary (“Xsovt”) purchased from Out of the Box Design, LLC, a New York limited liability company (“OOTBD”) controlled by Avi Koschitzki, the controlling member of Xsovt and the Company’s current President, Chief Executive Officer and sole director (“Koschitzki”), all of the assets (including all the intellectual property) created by OOTBD, Koschitzki and entities controlled by Koschitzki pertaining to the businesses of Xsovt (now the business of the Company) for an aggregate price of $547,000,  consisting of (i) $60,000 paid to Koschitzki; (ii) the issuance by Xsovt of a non-interest bearing due-on-demand promissory note in the principal amount of $290,000 payable to OOOTBD; and (iii) Xsovt's assumption of a loan payable of OOTBD to an unaffiliated third party in the amount of $197,000 with an additional amount of $66,170 of accrued interest due on such loan and additional interest accruing at a rate of 20% per annum with such loan due in full by February 26, 2012. Xsovt was formed on October 26, 2010 by Koschitzki and the other Koschitzki Parties (as defined below).

In connection with such asset assignment, Xsovt, and as a result that this transaction was with entities under common control with the Company, recorded this transaction as a charge against additional-paid-in-capital .

On January 26, 2011, the Company closed a transaction pursuant to a Securities Purchase Agreement (the “SPA”) by and among the Company, Koschitzki, certain shareholders of the Company (the “Sellers”) and Jenson Services, Inc., a Utah corporation (“Jenson Services”).  Pursuant to the SPA, Koschitzki acquired shares of Company common stock (the “Common Stock”) from the Sellers amounting to a controlling interest in the Company, or 50.8% of the outstanding Common Stock as of January 26, 2011.

Pursuant to the SPA, Koschitzki acquired 223,336 shares of Common Stock (after giving effect to the Split, as defined below) for $350,000 in cash, $300,000 of which was paid during the quarter ending March 31, 2011 and $50,000 of which was due on April 2, 2011 that remains unpaid.  In addition, under the terms of the SPA. the Company issued to Jenson Services, in consideration of cancellation of all (approximately $12,700) Company debt owed to Jenson Services, 440,000 shares on Common Stock.

As of the effective date of the SPA, the Company also completed the acquisition of Xsovt and its business, assets and liabilities by means of a Securities Exchange Agreement (the “SEA”) by and among Koschitzki, Brenda Koschitzki (Koschitzki’s wife), the Avi Koschitzki 2010 Trust and the Koschitzki Children’s Trust, which are trusts formed by Koschitzki for the benefit of his family (collectively, the “Koschitzki Parties”), and the Company.  Pursuant to the SEA, the Koschitzki Parties exchanged with the Company 100% of the membership interests in Xsovt for an aggregate of 3,500 shares of the newly designated Series B Convertible Preferred Stock of the Company (the “Series B Preferred”) and 18,778,467 shares of Common Stock (which were issued after giving effect to the Split).

As a result of  Xsovt becoming a wholly-owned subsidiary of the Company, and the Company deciding to  operate only the business of Xsovt going forward, the transaction was treated as a reverse merger with financial statements reflecting the business of Xsovt.

On February 7, 2011, the Company filed with the Nevada Secretary of State a Certificate of Amendment by which the Company’s name was changed from “RxBids” to “Xsovt Brands, Inc.” in order to more properly reflect the business of the Company.  Also on February 7, 2011, the Company filed with the Nevada Secretary of State a Certificate of Change by which it effectuated a one-for-12 reverse stock split of our outstanding shares of Common Stock (the “Split”), effective as of that date.  Unless indicated otherwise, all share calculations in this Report reflect the Split.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011 and for all periods presented herein, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements. The results of operations for the period March 31, 2011 are not necessarily indicative of the operating results for the full year.

Accounting Basis

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  The Company has elected a December 31 fiscal year end.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2011 and December 31, 2010.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   The Company’s cash balances are maintained in accounts held by major banks and financial institutions located in the United States and do not at any time carry a balance in excess of the federally insured limits.

Accounts Receivable

Trade accounts receivable will be recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts will represent the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company will determine the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company will review the adequacy of its allowance for doubtful accounts on a regular basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company’s accounts receivable, net of the allowance for doubtful accounts, were $-0- as of March 31, 2011 and December 31, 2010.

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

The carrying amounts reported in the balance sheet for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments.  The following table presents assets and liabilities of the Company that are measured and recognized at fair value as of March 31, 2011, on a non-recurring basis:

Nonrecurring:	Level 1	Level 2	Level 3	Total Carrying Value
Related Party Payable	$-	$-	$(290,000)	$(290,000)
Note Payable	-	-	(92,308)	(92,308)
Loan Payable	-	-	(197,000)	(197,000)
	$-	$-	$(579,308)	$(579,308)

The following table presents assets and liabilities of the Company that are measured and recognized at fair value as of December 31, 2010, on a non-recurring basis:

Nonrecurring:	Level 1	Level 2	Level 3	Total Carrying Value
Related Party Payable	$-	$-	$(290,000)	$(290,000)
Note Payable	-	-	(150,000)	(150,000)
Loan Payable	-	-	(197,000)	(197,000)
	$-	$-	$(637,000)	$(637,000)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Related Party Payable: Market prices are not available for the Company’s loans from related parties nor are market prices of similar notes available. The Company assessed that the fair value of this liability approximates its carrying value.

Notes Payable:  Market prices are not available for the Company’s notes payable nor are market prices of similar loans available. The Company assessed that the fair value of this liability approximates its carrying value.

Loan Payable:  Market prices are not available for the Company’s loan payable nor are market prices of similar loans available. The Company assessed that the fair value of this liability approximates its carrying value.

The methods described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If a readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

The following tables present the fair value of financial instruments as of March 31, 2011, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

	Related Party	Loan and Notes
Level 3 Reconciliation:	Payable	Payable
Level 3 assets and liabilities-beginning of period:	$(290,000)	$(372,000)
Conversion of convertible notes payable	-	25,000
Unamortized discount of note payable	-	57,692
Total level 3 assets and liabilities at March 31, 2010	$(290,000)	$(289,308)

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization.

Depreciation and amortization are recorded at rates designed to amortize the cost of capital assets over their estimated useful lives. Amortization rates used are as follows:

Furniture and equipment               Straight-line 5 years
Leasehold Improvements              Straight-line 5 years

Routine maintenance costs are expensed when incurred.

Revenue Recognition

The Company will apply the provisions of ASC 605 which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition.

In general, the Company will recognize revenue related to contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Advertising

Advertising costs will be expensed as incurred.  There were no advertising expenses for the period ended March 31, 2011.

Research and Development Costs

In accordance with ASC 730, research and development costs are expensed as incurred.  Research and development costs were $-0- for the period ended March 31, 2011.

Share-based Compensation

The Company will follow the provisions of ASC 718, “Share-Based Payment.” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company will use the Black-Scholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services will be accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier.

As of March 31, 2011, the Company had yet to establish a formal equity incentive plan or otherwise issue equity compensation to its employees.  However, offers of employment were extended to current employees during the quarter ended March 31, 2011 under which the Company offered to issue equity compensation to such employees; however, the final form of such compensation has yet to be determined.  The Company expects to determine such final form of equity compensation and to issue such equity compensation in fiscal 2011.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet generated revenue or established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company had no revenues and has generated an accumulated deficit of $1,243,889 as of March 31, 2011.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be able to accomplish any of its financing or other operational plans.

The ability of the Company to continue as a going concern is dependent upon its ability to achieve its operational goals, to secure sources of financing and to generate regular revenues and profits. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2011 was composed of the following:

	Cost	Amortization	Value

Furniture and Equipment	$215,389	$5,838	$209,551
Leasehold Improvements	154,469	3,878	150,591

	$369,858	$9,716	$360,142

Property, plant and equipment as of December 31, 2010 was composed of the following:

	Cost	Accumulated Amortization	Net Book Value

Furniture and Equipment	$6,793	$113	$6,680
Leasehold Improvements	684	11	673
	$7,477	$124	$7,353

Depreciation and amortization are recorded at rates designed to amortize the cost of capital assets over their estimated useful lives. Amortization rates used are as follows:
Furniture and equipment                Straight-line 5 years
Leasehold improvements               Straight-line 5 years

NOTE 4 – NOTES AND LOANS PAYABLE

On November 1, 2010, and as part of Xsovt’s acquisition of intellectual property and other assets relating to the business of Xsovt (which were subsequently acquired by the Company), the Company entered into a promissory note with OOTBD, an affiliated company, for $290,000, with no interest being charged and payment due upon demand by OOTBD. As this is a loan from a related party (namely Koschitzki), the Company recorded an interest expense for the quarter ended March 31, 2011 and a charge to stockholders equity of $8,156 as imputed interest using 11.25% as the average borrowing rate of the Company.  It is the Company's intent to pay this note in full during 2011 from proceeds to be raised from future equity or debt offerings of the Company or from Company cash flow.

On November 1, 2010, and also  as part of Xsovt’s acquisition of intellectual property and other assets relating to the business of Xsovt, Xsovt assumed a loan made with an unaffiliated third party to OOTBD for $197,000.  The Company assumed this loan upon the acquisition of Xsovt on January 26, 2011 and also assumed the liability of the unpaid interest on the loan..  The loan expires on February 26, 2012 with interest accruing at an annual rate of 20%. It is the Company's intent to pay this loan in full during 2011 from proceeds to be raised from future equity or debt offerings of the Company or from Company cash flow. The total accrued interest on the loan as of March 31, 2011 and December 31, 2010 is $82,587 and $72,737 respectively.

On November 10, 2010, Xsovt entered into a promissory note with an unrelated individual lender for $150,000 bearing interest at a rate of 15% per annum and due in a period of the earlier of six months (with an option exercisable for a three month extension) or earlier if Xsovt receives a minimum of $1,500,000 in proceeds from an equity or debt offering. This note is secured against the assets of the Company and is personally guaranteed by Koschitzki.  The lender also received common stock warrants to purchase 150,000 shares of common stock of any public company which acquired Xsovt or into which Xsovt merges with an exercise price of $0.25, exercisable for a period of 3 years from the date of issuance.  Being that these are contingent warrants, there is no accounting impact until the contingency is resolved; however as a result of the Company’s acquisition of Xsovt on January 26, 2011, the Company recorded and recognized a discount to the note of $150,000 derived from the value of the warrants limited to the face value of the note. This discount is to be amortized over the life of the loan. The warrants were valued using the Black-Scholes method which governs the price of an option over time to be worth approximately $186,000 but the fair value of the discount was capped at the face value of the note of $150,000. Straight-line amortization approximates the effective interest method due to the short term nature of the note. Amortization expense, recorded as interest expense, for the three months ended March 31, 2011 was $92,308.  The Company assumed Xsovt’s obligations to the lender upon the Company’s acquisition of Xsovt on January 26, 2011.  The total principal and accrued interest under this note as of March 31, 2011 and December 31, 2010 was $8,769 and $3,144 respectively.  Subsequent to the quarter end, the Company and the lender reached an agreement in principal to extend the due date to August 15, 2011.

On November 30, 2010, Xsovt entered into two convertible promissory notes with two additional unaffiliated individual lenders, each for $12,500 with interest accruing at a rate of 5% per annum and the principal due one year from the issuance date.  As a result of a provision of the notes providing for the conversion thereof upon the Company closing on qualified equity financing, the two notes were converted  to Series A Preferred Stock units of the Company pursuant to the terms of such notes. See Note 5 for a description of the Company’s Series A Preferred Stock units.

NOTE 5 – CAPITAL STOCK

Initial capital contributed for the Company (through Xsovt) was $20 in cash contributed to the Company by Koschitzki offset by the related transactions totaling $607,822 consisting of (i) the payment made to Koschitzki of $60,000; (ii) the entering into a Note Payable of $290,000 to OOTBD for the purchase of the intellectual property of Xsovt; (iii) the assumption of the loan payable of $197,000; (iv) the assumption of the accrued interest of $66,170 on the assumed loan payable which is offset by; and (v) the recording of the imputed interest of $13,504 on the Note Payable to OOTBD.

The Company has 100,000,000 shares of Common Stock authorized with a par value of $0.01. As of March 31, 2011, the Company has 19,658,025 shares of Common Stock issued and outstanding, of which (i) 19,001,800 shares were acquired by Koschitzki as part of his acquisition of a control position in the Company and the Company's acquisition of Xsovt from the Koschitzki Parties; (ii) 440,000 shares were issued to Jenson Services as part of the acquisition by Koschitzki of the controlling interest in the Company; and (iii) 216,200 shares maintained by the existing Common Stock holders of the Company prior to January 26, 2011.

In connection with the SEA, 3,500 shares of newly designated Series B Preferred Stock of the Company were issued to a trust controlled by Koschitzki for the benefit of his children.  Until converted into Common Stock, the Series B Preferred Stock will afford the holders thereof a non-dilutable 35% interest in the Company in the aggregate and will always have the voting power of 52.5% of the outstanding Common Stock on an as converted basis.  However, the Series B Preferred Stock will only be convertible into Common Stock (35% of the then total outstanding Common Stock) on a voluntary basis upon the Company’s attaining $75 million in annual revenue in any fiscal year and will be subject to mandatory conversion into Common Stock upon achieving two consecutive years of $75 million in annual revenue.  Such conversion, however, is limited to 33% of the initial issuance of Series B Preferred Stock in any twelve (12) month period, subject to certain exceptions such as a change of control or liquidation of the Company.

During the quarter ended March 31, 2011, the Company consummated closings (yielding gross proceeds of $1,100,000 to the Company) of a minimum $200,000 (8 units) and a maximum $1,000,000 (40 units, with a Company option for an additional $500,000 (20 units) private placement (the “Private Placement”) of units, with each unit consisting of: (i) 25,000 shares of newly designated Series A 6% Cumulative Convertible Preferred Stock of the Company (the “Series A Preferred”) which carries an initial conversion price of $0.25 per share, (ii) Class A Common Stock purchase warrants to purchase 100,000 shares of Common Stock at $0.375 per share and (iii) Class B common stock purchase warrants to purchase 100,000 shares of Common Stock at $0.875 per share (the Class A warrants and Class B warrants are collectively referred to herein as the “Warrants”). Dividends on the Series A Preferred accrue at 6% and are to be paid no earlier than nine months after the date of purchase. Dividend expense for the three months ended March 31, 2011 was $9,063.

As a result of the initial closing of the Private Placement, the two convertible notes previously made by Xsovt to unaffiliated investors totaling $25,000 were converted to $25,000 worth of Series A Preferred Stock pursuant to the terms of such notes.

NOTE 6 – CONTINGENCIES

On March 28, 2011, Sixteenfifty Holding Inc. filed a complaint in California Superior Court against the Company, Xsovt and certain other parties seeking damages for breach of contract stemming from an alleged failure to pay trade debt. The complaint attached invoices totaling approximately $60,000.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

Item 2.  Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed consolidated financial statements for the three months ended March 31, 2011 and the period from October 26, 2010 (inception) through March 31, 2011, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this report.

Corporate History and Business Overview

Xsovt Brands, Inc., a Nevada corporation (the “Company”, “we”, “us”, our” or similar language), was incorporated under the name “RxBids” on June 8, 2004, for the purpose of offering money savings for individual consumers on prescription medications.

On August 15, 2008, we filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) on Form 10 under the Securities Exchange Act of 1934, as amended (which we refer to herein as the Exchange Act).  The registration statement became effective on November 13, 2008.  As a reporting company under the Exchange Act, we are obligated to file with the SEC certain interim and periodic reports, including an annual report containing audited financial statements.

On January 26, 2011, we closed a transaction pursuant to a Securities Purchase Agreement (the “SPA”) by and among the Company, Avi Koschitzki (“Koschitzki”), the sellers signatory thereto (the “Sellers”), and Jenson Services, Inc., a Utah corporation (“Jenson Services”).  Pursuant to the SPA, Koschitzki acquired shares of Company common stock (the “Common Stock”) from the Sellers amounting to a controlling interest in the Company, or 50.8% of the outstanding Common Stock as of January 26, 2011.  Also pursuant to the terms of the SPA: (i) Koschitzki was named President, Chief Executive Officer and a director of the Company; (ii) Todd Albiston resigned as a director of the Company; and (iii) Mack Bradley, RxBids’ founder, resigned as President and Chief Executive Officer.

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

Pursuant to the SEA, the Koschitzki Parties exchanged with the Company 100% of the membership interests in Xsovt for an aggregate of: (i) 3,500 shares of the newly designated Series B Convertible Preferred Stock of the Company (the “Series B Preferred”), (ii) 18,778,467 shares of Common Stock (which were issued after giving effect to the Split), and (iii) $350,000 in cash, $250,000 of which was paid on the January 26, 2011, $50,000 of which was paid within 45 days following after January 26, 2011 and $50,000 of which is required to be paid no later than 90 days after January 26, 2011 and which remains outstanding as of the date of this Report.

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

As of the date of this Report, we have exercised the Company option described above and have completed the sale of a total of 56 units in the Private Placement, yielding gross proceeds to us of $1,400,000.

Xsovt has adopted a novel approach to the design, comfort, and construction of shoes and slippers, as well as the packaging in which the products are sold.  Technology and comfort are incorporated in every stage of the design process to make fashion fun and comfortable.  In its initial product launch, scheduled for August 2011, Xsovt will synthesize elements of style, quality and comfort comparable to high end footwear at a competitive price point.  The design impetus for Xsovt’s debut product line is what we call our “Crossover line”, incorporating the benefits of a casual shoe and a comfortable slipper, designed for both lounging at home or for a casual evening out.  This design innovation epitomizes Xsovt’s maxim: “Freedom to Move and Strength to StandTM”.

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

Plan of Operation

To date, we have not generated sales of our products.  As of January 26, 2011 (the effective date of both the SPA and the SEA), we had one employee, but very significant strides were made during the quarter ending March 31, 2011 to build our company.  In addition to recruiting our management and staff, designing and creating final prototypes of our initial products and overseeing planned third party manufacturing operations in China, we have been developing and refining a comprehensive marketing strategy to support product branding, pre-product launch, product launch and the ongoing sales and marketing initiatives in order to build and sustain the Xsovt brand.  The marketing strategies were launched at the WSA Show and at MAGIC (the largest industry trade shows) in Las Vegas, Nevada in February 2011, where significant interest in the Company and its initial product offering was generated.  Our marketing strategy is primarily focused to target wholesale buyers of our product (i.e., independent specialty retailers) as well as to reach and build consumer awareness and demand within our target demographic.  Our marketing program, when combined with our corporate culture aimed at incentivizing our sales force, is expected to position our brand at the forefront of our key demographic, the 18-24 year old.

Brand building is and will be essential for our long term growth and development.  Management intends to build brand awareness and generate initial and ongoing sales of our products via the following distribution channels:

•	through independent specialty retailers on a wholesale basis;

•	directly to consumers through our own specially designed and branded retail outlets, namely mall kiosks (so called Retail Merchandising Units, or RMUs); and

•	online via e-tailers and at Xsovt.com.

On the wholesale side, we have recruited senior retail and apparel executives and identified and targeted its growing sales team towards select retailers and boutiques from among the country’s 30,000 specialty footwear stores.  We began to make inroads with these potential buyers at the WSA Show and at MAGIC in February 2011.

On a parallel track, we have identified and begun negotiations with the top twenty malls in the New York, New Jersey, Connecticut and Pennsylvania area for our initial retail August 2011 rollout.  Our retail RMUs have a novel and exciting design and will allow the hundreds of thousands of daily mall patrons to see, touch and feel the products and their trendy and functional packaging.  Our frontline retail sales forces will be at the heart of our company culture to engage the customer.

To complement the brick and mortar distribution, we are developing a strong e-commerce platform. In addition, management will leverage its relationships with other shoe and fashion websites and television shopping networks.

A key element of our strategy will be to manufacture and ship our products at a low unit cost but with the upmost attention to detail, quality and fulfillment.  We expect to use independent manufacturers in China to produce our products, with substantially all of the production being undertaken by 3 independent manufacturers in China who we expect will operate on a purchase order, rather than long term contract basis.  We have retained a Vice President of Asian Operations who is leading the oversight of our manufacturing and fulfillment, and our design team will also be a key part of the manufacturing process so that the particular style and functionality of our designs are realized in our finished products.  We also intend to maintain our own quality control staff in China to oversee all manufacturing, testing, packaging and shipments.

We are contemplating a distribution and fulfillment facility in Oceanside, New York where our headquarters are located, as well as in Las Vegas, Nevada, all of which is expected to provide both East Coast and West Coast distribution capability.  We believe that this will be sufficient for its current needs and further believe that additional warehouse space is available on commercially reasonable terms.

We intend to roll out retail mall locations on a region by region basis over the next several years in order to maximize coverage and for efficient targeted marketing and advertising campaigns in those areas.  Phase I will consist of approximately twenty locations in the New York Metro region and each successive phase will consist of a similar size and scope.  Phase II planned expansion consists of Southern California and Nevada.  The next phases include the Mid-Atlantic corridor, Greater Chicago, Florida and Houston/Dallas.

Results of Operations

For the three months ended March 31, 2011, we had no revenues as we are still in the start-up phase and did not launch our brand or commence sales operations. We incurred operating expenses of approximately $1,014,321 mainly due to salaries, marketing, legal and general operating costs. There were no research and development costs incurred.  Our net loss was $1,130,260.

Similarly, for the period of October 26, 2010 through March 31, 2011, we had no revenues as we are still in the start-up phase and did not launch our brand or commence sales operations. We incurred operating expenses of approximately $1,112,781 during such period mainly due to salaries, marketing, legal and general operating costs. There were no research and development costs incurred.  Our net loss was $1,243,889.

Liquidity and Capital Resources

For the three months ended March 31, 2011, we realized gross proceeds of $1,100,000 from the sale of our Series A Preferred stock and warrants.  We have used these proceeds to purchase a controlling interest in the Company (via the SPA), recruit and pay management and staff, design our initial product, develop our marketing campaign, construct our headquarters offices, begin oversight of production in China and otherwise fund our working capital needs.  We have also financed these activities through incurring accounts payable, which were $659,689 at March 31, 2011.  As of March 31, 2011, we had $23,360 available cash compared to $1,399 at December 31, 2010.

At March 31, 2011, we had total current assets of $35,285 and total current liabilities of $1,388,218 leaving us with a negative working capital of $1,352,933 which is a $736,284 increase in our negative working capital from December 31, 2010 primarily due to an increase in accounts payable and accrued expenses of $591,472.

We will need, among other things, significant amounts of additional capital resources in order to continue our business as well as additional resources to fund our future business objectives. We plan to obtain such resources by seeking additional equity and/or debt financing. Our ability to continue as a going concern is dependent on our ability to raise such funding and achieve our operational goals to secure sources of financing and to generate regular revenues and profits.  However management cannot provide any assurances that we will be able to accomplish any of our financing or operational plans on desirable terms or at all.  If we are unable to raise additional funds or complete operational milestones, we may be forced to cease operations.

Off Balance Sheet Arrangements

As of March 31, 2011, the Company had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the quarterly period covered by this report, our President and Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures.  As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were, due to certain significant deficiencies, not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness(within the meaning of PCAOB Auditing Standard No. 5) yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.

As a result, the Certifying Officers and our board of directors are continuing to asses on our internal control over financial reporting and our disclosure controls and procedures in an attempt to address such significant deficiencies.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently aware of the following legal proceedings against us:

On March 28, 2011, Sixteenfifty Holding Inc. filed a complaint in California Superior Court against the Company, Xsovt, LLC and certain other parties seeking damages for breach of contract stemming from an alleged failure to pay trade debt. The complaint attached invoices totaling approximately $60,000.  The Company intends to defend this action vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On January 26, 2011, the Company consummated a closing (yielding gross proceeds of $300,000 to the Company) of a minimum $200,000 (8 units) and a maximum $1,000,000 (40 units, with a Company option for an additional $500,000 (20 units)) of a private placement of units (the “Private Placement”), with each unit consisting of: (i) 25,000 shares of newly designated Series A 6% Cumulative Convertible Preferred Stock of the Company (the “Series A Preferred”) which carries an initial conversion price of $0.25 per share, (ii) Class A Common Stock purchase warrants to purchase 100,000 shares of Common Stock at $0.375 per share and (iii) Class B common stock purchase warrants to purchase 100,000 shares of Common Stock at $0.875 per share (the Class A warrants and Class B warrants are collectively referred to herein as the “Warrants”).  The Company entered into individual subscription agreements with each of the investors in the Private Placement.  The proceeds from the Private Placement were utilized to fund the working capital and business of the Company.

As of the date of this Report, the Company has exercised the option set forth above and has completed the sale of a total of 56 units in the Private Placement, yielding gross proceeds to the Company of $1,400,000.

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

The proceeds from the Private Placement were utilized to fund the working capital and business of the Company.

(b) Certain lenders to Xsovt, LLC (now a wholly-owned subsidiary of the Company) (“Xsovt”) as consideration for their previous loans to Xsovt, have received Class C Warrants exercisable into an aggregate of 350,000 shares of Common Stock on a post-split basis with an exercise price of $0.25 per share.  The Class C Warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

On February 9, 2011, the Company appointed Arthur E. (Arte) Nathan as Executive Vice President and Chief People Officer of the Company.  On that date, the Company and Mr. Nathan entered into an offer letter pursuant to which, among other matters, the Company offered to issue to Mr. Nathan as a sign-on bonus of a restricted grant of 1,000,000 shares of Company common stock (the exact form of which to be determined at a future date).  In the Company’s Current Report on Form 8-K, filed on February 15, 2011, the Company erroneously reported that the vesting schedule for this grant will be 400,000 shares on January 26, 2011, and the remaining 600,000 shares on January 26, 2012.  Instead, the vesting schedule is as follows: 400,000 shares on January 26, 2012, and the remaining 600,000 shares on January 26, 2013.  The Company and Mr. Nathan executed an amended offer letter indicting this vesting schedule.

Item 6. Exhibits

(a)  Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xsovt Brands, Inc.

May 23, 2011	By:	/s/ Avi M Koschitzki
Avi M Koschitzki President and Chief Executive Officer (Principal Executive Officer)

May 23, 2011	By:	/s/ Stephen R. Brown
Stephen R. Brown Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Accounting Officer)