Form 10-Q
period 2011-06-30
Xsovt Brands, Inc.
filed 2011-08-15
CIK 1405350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of August 15, 2011, there were 19,658,025 shares of company common stock issued and outstanding.

Xsovt Brands, Inc.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements		1

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (audited)	2

	Condensed Consolidated Statements of Operations for the Six Months and Three Months ended June 30, 2011 and the period from October 26, 2010 (inception) through June 30, 2011	3

	Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the period from October 26, 2010 (inception) through June 30, 2011	4

	Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and the period from October 26, 2010 (inception) through June 30, 2011	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved.  All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of the filings we make from time to time with the Securities and Exchange Commission.  Readers should carefully review such risk factors as they modify all of our public disclosures.

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information.  There may be events in the future that we are not able to accurately predict or control.  You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	our ability to produce, market and generate sales of our products (including, without limitation, the anticipated launch of our initial product line in 2011);

•	our ability to develop and introduce new products;

•	projected future sales, profitability and other financial metrics;

•	our ability to attract and retain key members of our management team;

•	future financing plans;

•	anticipated needs for working capital;

•	anticipated trends in our industry;

•	our ability to expand our sales and marketing and other operational capabilities;

•	competition existing today or that will likely arise in the future.

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

XSOVT BRANDS, INC.
(a Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(UNAUDITED)

	June 30, 2011	December 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$-	$1,399
Prepaid expenses	-	25,000

Total current assets	-	26,399

Property, plant and equipment at cost less accumulated
depreciation of $28,209 and $124, respectively	355,855	7,353

Other assets:
Security deposits	7,500	7,500

Total assets	$363,355	$41,252

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,047,933	$24,692
Accrued interest payable	107,438	75,991
Dividend payable	28,876	-
Convertible Notes payable (net of unamortized discount of $41,372
and $0, respectively	21,628	25,000
Note payable	150,000	150,000
Note payable - related party	290,000	290,000
Loan payable	197,000	197,000

Total current liabilities	1,842,875	762,683

Convertible preferred stock Series A: 1,500,000 shares
authorized at $0.01 par value, 1,400,000 and 0 shares
issued and outstanding, respectively	14,000	-
Convertible preferred stock Series B: 4,000 shares
authorized at $0.01 par value, 3,500 shares issued
and outstanding	35	35

Stockholders' deficit:
Common stock: 100,000,000 shares authorized
at $0.01 par value, 19,658,025 and 18,778,467
shares issued and outstanding, respectively	196,580	187,785
Additional paid-in capital	682,933	(795,622)
Accumulated deficit during the development stage	(2,373,068)	(113,629)

Total stockholders' deficit	(1,479,520)	(721,431)

Total liabilities and stockholders' deficit	$363,355	$41,252

See accompanying notes to the unaudited condensed consolidated financial statements.

XSOVT BRANDS, INC.
(a Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS
AND THREE MONTHS ENDED JUNE 30, 2011 AND THE PERIOD FROM OCTOBER 26, 2010
(INCEPTION) THROUGH JUNE 30, 2011
(UNAUDITED)

			From Inception on
	Six Months	Three Months	October 26, 2010
	Ended	Ended	Through
	June 30, 2011	June 30, 2011	June 30, 2011

Revenues	$-	$-	$-

Operating expenses:
Selling, general and administrative expenses	2,027,350	1,022,621	2,125,686
Depreciation and amortization	28,085	18,493	28,209

Total operating expenses	2,055,435	1,041,114	2,153,895

Net operating loss	(2,055,435)	(1,041,114)	(2,153,895)

Interest expense	(204,004)	(88,065)	(219,173)

Net loss	$(2,259,439)	$(1,129,179)	$(2,373,068)

Basic and diluted loss per share	$(0.12)	$(0.06)

Weighted average number of shares outstanding	19,531,680	19,658,025

See accompanying notes to the unaudited condensed consolidated financial statements.

XSOVT BRANDS, INC.
(a Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’
DEFICIT FOR THE PERIOD FROM OCTOBER 26, 2010 (INCEPTION)
THROUGH JUNE 30, 2011
(UNAUDITED)

								Deficit
								Accumulated
	Series A	Preferred Stock	Series B		Common Stock		Additional Paid-In	During the Development	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Balance at inception
October 26, 2010	-	-	$3,500	35	$18,778,467	$187,785	$(187,820)	$-	$-

Cash capital contribution	-	-	-	-	-	-	20	-	20

Purchase of business from
related party	-	-	-	-	-	-	(613,170)	-	(613,170)

Imputed interest on note
payable to related party	-	-	-	-	-	-	5,348	-	5,348

Net loss for period ended
December 31, 2010	-	-	-	-	-	-	-	(113,629)	(113,629)

Balance, December 31, 2010	-	-	3,500	35	18,778,467	187,785	(795,622)	(113,629)	(721,431)

Effect of reverse merger	-	-	-	-	879,558	8,795	(378,795)	-	(370,000)

Issuance of preferred stock for
cash at $1 per share	1,375,000	13,750	-	-	-	-	1,361,250	-	1,375,000

Conversion of notes payable to
preferred stock for $1 per share	25,000	250	-	-	-	-	24,750	-	25,000

Issuance of 200,000 Class C Warrants
with exercise price of $0.25 per share	-	-	-	-	-	-	266,297	-	266,297

Imputed interest on note payable
to related party	-	-	-	-	-	-	16,403	-	16,403

Discount on notes payable	-	-	-	-	-	-	197,526	-	197,526

Dividend on preferred stock	-	-	-	-	-	-	(28,876)	-	(28,876)

Foregiveness of related party payable	-	-	-	-	-	-	20,000	-	20,000

Net loss for six months ended
June 30, 2011	-	-	-	-	-	-	-	(2,259,439)	(2,259,439)

Balance, June 30, 2011	1,400,000	14,000	3,500	35	19,658,025	196,580	682,933	(2,373,068)	(1,479,520)

See accompanying notes to the unaudited condensed consolidated financial statements.

XSOVT BRANDS, INC.
(a Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
AND THE PERIOD FROM OCTOBER 26, 2010 (INCEPTION) THROUGH JUNE 30, 2011
(UNAUDITED)

		From Inception on
	Six Months	October 26, 2010
	Ended	Through
	June 30, 2011	June 30, 2011

Cash flows from operating activities:
Net loss	$(2,259,439)	$(2,373,068)
Adjustments to reconcile net loss to net cash used in
operating activities:
Imputed interest to related party note payable	16,403	21,751
Depreciation and amortization	28,085	28,209
Amortization of debt discount	156,154	156,154
Issuance of warrants at a discount	266,297	266,297
Changes in operating assets and liabilities:
Change in prepaid expenses	25,000	-
Change in security deposits	-	(7,500)
Change in accounts payable and accrued expenses	1,054,688	1,089,201

Net cash used in operating activities	(712,812)	(818,956)

Investing activities:
Purchases of property and equipment	(376,587)	(384,064)
Purchase of business	-	(60,000)

Net cash used in investing activities	(376,587)	(444,064)

Financing activities:
Proceeds from sales of preferred stock	1,375,000	1,375,000
Cash paid in reverse merger	(350,000)	(350,000)
Proceeds from notes payable	-	175,000
Proceeds from contributed capital	-	20
Proceeds from convertible note payable	63,000	63,000

Net cash provided by financing activities	1,088,000	1,263,020

Net increase in cash	(1,399)	-

Cash at beginning of period	1,399	-

Cash at end of period	$-	$-

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Discount on note payable	$197,526	$197,526
Conversion of notes payable	$25,000	$25,000
Dividend on preferred stock	$28,876	$28,876
Liabilities assumed in reverse merger	$20,000	$20,000
Forgiveness of related party payable	$20,000	$20,000
Issuance of warrants at a discount	$266,297	$266,297

See accompanying notes to the unaudited condensed consolidated financial statements.

XSOVT BRANDS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

Business Combination

On November 1, 2010, the Company purchased from Out of the Box Design, LLC, a New York limited liability company (“OOTBD”) controlled by Avi Koschitzki, the controlling member of the Company (“Koschitzki”), all of the assets (including all the intellectual property) created by OOTBD, Koschitzki and entities controlled by Koschitzki pertaining to the businesses of the Company for an aggregate price of $547,000,  consisting of (i) $60,000 paid to Avi Koschitzki; (ii)the issuance by Xsovt of a non-interest bearing due-on-demand promissory note in the principal amount of $290,000 payable to OOOTBD; and (iii) Xsovt's assumption of a loan payable of OOTBD to a third party in the amount of $197,000 with an additional amount of $66,170 of accrued interest due on the loan and additional interest accruing at a rate of 20% per annum with the loan due in full by February 26, 2012.

In connection with such asset assignment, and given that this transaction was with entities under common control with the Company, the Company recorded this transaction as a charge against additional-paid-in-capital.

On January 26, 2011, the Company closed a transaction pursuant to a Securities Purchase Agreement (the “SPA”) by and among the Company, Avi Koschitzki, the Company’s current President, Chief Executive Officer and sole director (“Koschitzki”), certain shareholders of the Company (the “Sellers”) and Jenson Services, Inc., a Utah corporation (“Jenson Services”).  Pursuant to the SPA, Koschitzki acquired shares of Company common stock (the “Common Stock”) from the Sellers amounting to a controlling interest in the Company, or 50.8% of the outstanding common stock as of January 26, 2011.

Pursuant to the SPA, Koschitzki acquired 223,336 shares of Common Stock (after giving effect to the Split, as defined below) for $350,000 in cash, $300,000 of which was paid during the quarter ending March 31, 2011 and $50,000 of which was due on April 2, 2011 that remains unpaid.  In addition, under the terms of the SPA, the Company issued to Jenson Services, in consideration of cancellation of all (approximately $12,700) Company debt owed to Jenson Services, 440,000 shares of Common Stock.

As of the effective date of the SPA, the Company also completed an acquisition of Xsovt, LLC, a New York limited liability company controlled by Koschitzki formed on October 26, 2010 , and its business, assets and liabilities (“Xsovt’) by means of a Securities Exchange Agreement (the “SEA”), by and among Koschitzki, Brenda Koschitzki (Koschitzki’s wife), the Avi Koschitzki 2010 Trust and the Koschitzki Children’s Trust, which are trusts formed by Koschitzki for the benefit of his family (collectively, the “Koschitzki Parties”), and the Company.  Pursuant to the SEA, the Koschitzki Parties exchanged with the Company 100% of the membership interests in Xsovt for an aggregate of 3,500 shares of the newly designated Series B Convertible Preferred Stock of the Company (the “Series B Preferred”) and 18,778,467 shares of Common Stock (which were issued after giving effect to the Split).

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

As part of the transaction contemplated by the SPA, the Company assumed $20,000 of debt owed to Mack Bradley (“Bradley”), one of the Sellers and the principal of the RxBids business.  As contemplated by the SPA, on June 30, 2011, the Company entered into an asset assignment agreement with Bradley to implement the business purchase option of the SPA, which gave Bradley the right to acquire the assets of the Company associated with the RxBids business in exchange for forgiveness of the $20,000 of debt owed by the Company to Bradley.  In consideration of his receipt of such assets, Bradley forgave the $20,000 of debt owed by the Company to Bradley.  As a result of these two transactions the Company recognized equal charges against and for additional-paid-in-capital of $20,000 each.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position , results of operations, and cash flows at June 30, 2011 and for all periods presented herein, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2011 and December 31, 2010.

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

The Company’s accounts receivable, net of the allowance for doubtful accounts, were $-0- as of June 30, 2011 and December 31, 2010.

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

The carrying amounts reported in the balance sheet for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments.  The following table presents assets and liabilities of the Company that are measured and recognized at fair value as of June 30, 2011, on a non-recurring basis:

Nonrecurring:	Level 1	Level 2	Level 3	Total Carrying Value
Related Party Payable	$-	$-	$(290,000)	$(290,000)
Note Payable	-	-	(150,000)	(150,000)
Convertible Note Payable	-	-	(21,628)	(21,628)
Loan Payable	-	-	(197,000)	(197,000)
	$-	$-	$(658,628)	$(658,628)

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

The following tables present the fair value of financial instruments as of June 30, 2011, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

	Related Party	Loan and Notes
Level 3 Reconciliation:	Payable	Payable
Level 3 assets and liabilities-beginning of period:	$(290,000)	$(372,000)
Conversion of convertible notes payable	-	25,000
Unamortized discount of convertible note payable	-	41,372
Issuance of convertible note payable	-	(63,000)
Total level 3 assets and liabilities at June 30, 2010	$(290,000)	$ (368,628)

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

Advertising

Advertising costs will be expensed as incurred.  There were no advertising expenses for the periods ended June 30, 2011.

Research and Development Costs

In accordance with ASC 730, research and development costs are expensed as incurred.  Research and development costs were $-0- for the periods ended June 30, 2011.

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

As of June 30, 2011, the Company had yet to establish a formal equity incentive plan or otherwise issue equity compensation to its employees.  However, offers of employment were extended to current employees during the six months ended June 30, 2011 under which the Company offered to issue equity compensation; however, the final form of such compensation has yet to be determined.  The Company expects to determine such final form of equity compensation and to issue such equity compensation in fiscal 2011.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet generated revenue or established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company had no revenues and has generated an accumulated deficit of $2,373,068 as of June 30, 2011.

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2011 was composed of the following:

		Accumulated	Net Book
	Cost	Amortization	Value

Furniture and Equipment	$229,595	$16,606	$212,989
Leasehold Improvements	154,469	11,603	142,866
	$384,064	$28,209	$355,855

Property, plant and equipment as of December 31, 2011 was composed of the following:

		Accumulated	Net Book
	Cost	Amortization	Value

Furniture and Equipment	$6,793	$113	$6,680
Leasehold Improvements	684	11	673
	$7,477	$124	$7,353

Depreciation and amortization are recorded at rates designed to amortize the cost of capital assets over their estimated useful lives.

Amortization rates used are as follows:

    Furniture and equipment                Straight-line 5 years
    Leasehold improvements               Straight-line 5 years

NOTE 4 – NOTES AND LOANS PAYABLE

On November 1, 2010, and as part of Xsovt’s acquisition of intellectual property and other assets relating to the business of Xsovt (which were subsequently acquired by the Company), the Company entered into a promissory note with OOTBD, an affiliated company, for $290,000, with no interest being charged and payment due upon demand by OOTBD. As this is a loan from a related party (namely Koschitzki), the Company recorded an interest expense for the quarter ended March 31, 2011 and a charge to stockholders equity of $8,156 as imputed interest using 11.25% as the average borrowing rate of the Company.  It is the Company's intent to pay this note in full during 2011 from proceeds to be raised from future equity and debt offerings of the Company.

On November 1, 2010, and also  as part of Xsovt’s acquisition of intellectual property and other assets relating to the business of Xsovt, Xsovt assumed a loan made with a third party with OOTBD for $197,000.  The Company assumed this loan upon the acquisition of Xsovt on January 26, 2011 and also assumed the liability of the unpaid interest on the loan.  The loan expires on February 26, 2012 with interest accruing at a rate of 20%. It is the Company's intent to pay this loan in full during 2011 from proceeds to be raised from future equity and debt offerings of the Company. The total accrued interest on the loan as of June 30, 2011 and December 31, 2010 is $92,437 and $72,737 respectively.

On November 10, 2010, Xsovt entered into a promissory note with an unrelated third party for $150,000 bearing interest at a rate of 15% per annum and due in a period of the earlier of six months (with an option exercisable for a three month extension) or earlier if Xsovt receives a minimum of $1,500,000 in proceeds from an equity or debt offering.   This note is secured against the assets of the Company and is personally guaranteed by Koschitzki.  The lender also received common stock warrants to purchase 150,000 shares of common stock of any public company which acquired Xsovt or into which Xsovt merges with an exercise price of $0.25, exercisable for a period of 3 years from the date of issuance.  Being that these are contingent warrants, there is no accounting impact until the contingency is resolved; however as a result of the reverse merger, the Company recorded and recognized a discount to the note of $150,000 derived from the value of the warrants limited to the face value of the note. This discount is to be amortized over the life of the loan.  The warrants were valued using the Black-Scholes method which governs the price of an option over time to be worth approximately $186,000 but the fair value of the discount was capped at the face value of the note of $150,000.  Straight-line amortization approximates the effective interest method due to the short term nature of the note.  Amortization expense, recorded as interest expense, for the six and three months ended June 30, 2011 were $150,000 and $57,692 respectively.  The Company assumed Xsovt’s obligations to the lender upon the Company’s acquisition of Xsovt on January 26, 2011.  The total accrued interest under this note as of June 30, 2011 and December 31, 2010 were $14,394 and $3,144 respectively.  Subsequent to the quarter end, the Company and Ms. Stern reached an agreement in principal to extend the due date to August 15, 2011.

On November 30, 2010, Xsovt entered into two convertible promissory note with two unaffiliated third parties, each for $12,500 with interest accruing at a rate of 5% per annum and the principal due one year from the issuance date.  As a result of a provision of the note and the Company’s closing of an equity financing, the two notes were converted to Series A Preferred stock units of the Company pursuant to their terms of the terms of such notes.

On May 26, 2011, the Company entered into a convertible promissory note with Asher Enterprises, Inc. for $63,000 with interest accruing at a rate of 8% per annum due nine months after issuance. The note holder has the right to convert such note at any time after 180 days at a conversion rate equal to a 43% discount of the market price of the stock as determined by the agreement; provided, that that in no event shall the holder be entitled to convert any portion of the note in excess of that portion of the note upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by the holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the note or the unexercised or unconverted portion of any other security of the Company subject to a limitation on conversion or exercise analogous to the limitations contained herein) and (2) the number of shares of Common Stock issuable upon the conversion of the portion of the note with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock.   As a result of the beneficial conversion feature of this note which entitles the note holder to convert at a discount to market,we recorded and  recognized a discount to the note of $47,526 derived as the difference between the conversion price and the market price on the date of issuance.  Straight line amortization approximates the effective interest method due to the short term nature of the note.  Amortization expense, recorded as interest expense, for the six and three months ended June 30, 2011 were $6,154 and $6,154 respectively and accrued interest on the loan was $497 as of June 30, 2011.

NOTE 5 – CAPITAL STOCK

Initial capital contributed for the Company was $20 in cash contributed to the Company by Koschitzki, offset by the related transactions totaling $607,822 consisting of (i) the payment made to Avi Koschitzki of $60,000; (ii) the entering into a note payable of $290,000 to OOTBD for the purchase of the intellectual property of Xsovt; (iii)the assumption of the loan payable of $197,000; (iv) the assumption of the accrued interest of $66,170 on the assumed loan payable which is offset by(v) the recording of the imputed interest of $13,504 on the Note Payable to OOTBD.

The Company has 100,000,000 shares authorized with a par value of $0.01.  As of June 30, 2011, the Company has 19,658,025 shares of common stock issued and outstanding, of which (i) 19,001,800 shares were acquired by Koschitzki as part of his acquisition of a control position in the Company and the Company's acquisition of Xsovt from the Koschitzki Parties, (ii) 440,000 shares were issued to Jenson Services as part of the acquisition by Koschitzki of the controlling interest in the Company and (iii) 216,200 shares maintained by the existing Common Stock holders of the Company prior to January 26, 2011.

In connection with the SEA, 3,500 shares of newly designated Series B Preferred Stock of the Company were issued to a Trust controlled by Mr. Koschitzki for the benefit of his children.  Until converted into Common Stock, the Series B Preferred Stock will afford the holders thereof a non-dilutable 35% interest in the Company in the aggregate and will always have the voting power of 52.5% of the outstanding Common Stock on an as converted basis.  However, they will only be convertible into Common Stock (35% of the total outstanding Common Stock) on a voluntary basis upon the Company’s attaining $75 million in annual revenue in any fiscal year and will be subject to mandatory conversion into Common Stock upon achieving two (2) consecutive years of $75 million in annual revenue.  Such conversion, however, is limited to 33% of the initial issuance of Series B Preferred Stock in any twelve (12) month period, subject to certain exceptions such as a change of control or liquidation of the Company.

During the six months ended June 30, 2011, the Company consummated closings (yielding gross proceeds of $1,375,000, to the Company) of a minimum $200,000 (8 units) and a maximum $1,000,000 (40 units, with a Company option for an additional $500,000 (20 units) private placement (the “Private Placement”) of units, with each unit consisting of: (i) 25,000 shares of newly designated Series A 6% Cumulative Convertible Preferred Stock of the Company (the “Series A Preferred”) which carries an initial conversion price of $0.25 per share, (ii) Class A Common Stock purchase warrants to purchase 100,000 shares of Common Stock at $0.375 per share and (iii) Class B common stock purchase warrants to purchase 100,000 shares of Common Stock at $0.875 per share (the Class A warrants and Class B warrants are collectively referred to herein as the “Warrants”). Dividends accrue at 6% and are to be paid no earlier than nine months after the date of purchase. Dividend expense for the six and three months ended June 30, 2011 were $28,876 and 19,813 respectively.

As a result of the initial closing of the Private Placement, the two convertible notes previously made by Xsovt to unaffiliated investors totaling $25,000 were converted to $25,000 worth of Series A Preferred Stock pursuant to the terms of such notes.

On June 20, 2011 the Company issued Class C Warrants exercisable into an aggregate 200,000 shares of Common Stock with an exercise price of $0.25 per share. Being that these warrants were issued at a price below market value the Company recorded an expense of $266,297 which was determined to be the difference of the fair market value of the warrants in excess of the exercise price. The warrants were valued using the Black-Scholes method which governs the price of the option over time.

NOTE 6 – CONTINGENCIES

On March 28, 2011, Sixteenfifty Holding Inc. filed a complaint in California Superior Court against the Company, Xsovt, LLC and certain other parties seeking damages for breach of contract stemming from an alleged failure to pay trade debt. The complaint attached invoices totaling approximately $60,000.

On May 31, 2011, Acer Exhibits & Events LLC filed a complaint in New York Supreme Court against the Company, Xsovt, LLC and certain other parties seeking damages for breach of contract stemming from an alleged failure to pay trade debt. The complaint seeks damages of $177,996 plus other relief.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report.

On July 19, 2011, the Company entered into a second convertible promissory note with Asher Enterprises, Inc. for $53,000, with interest accruing at a rate of 8% per annum due nine months after issuance. This note was issued on and contains the same terms as provided for in the Company’s May 2011 note with Asher Enterprises, Inc.  See Note 4.

Item 2.  Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed consolidated financial statements for the six and three months ended June 30, 2011 and the period October 26, 2010 through June 301, 2011, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this report.

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

As of the date of this Report, we have exercised the Company option set forth above and have completed the sale of a total of 56 units in the Private Placement, yielding gross proceeds to us of $1,375,000.

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

Plan of Operation

To date, we have not generated sales of our products.  As of January 26, 2011 (the effective date of both the SPA and the SEA), we had one employee, but significant strides were made in the quarter ending June 30, 2011 to build our company.  In addition to recruiting our management and staff, designing and creating final prototypes of our initial products and overseeing planned third party manufacturing operations in China, we have been developing and refining a comprehensive marketing strategy to support product branding, pre-product launch, product launch and the ongoing sales and marketing initiatives in order to build and sustain the Xsovt brand.  The marketing strategies were launched at the WSA Show and at MAGIC (the largest industry trade shows) in Las Vegas, Nevada in February 2011, where significant interest in the Company and its initial product offering was generated.  Our marketing strategy is primarily focused to target wholesale buyers of our product (i.e., independent specialty retailers) as well as to reach and build consumer awareness and demand within our target demographic.  Our marketing program, when combined with our corporate culture aimed at incentivizing our sales force, is expected to position our brand at the forefront of our key demographic, the 18-24 year old.

Brand building is and will be essential for our long term growth and development.  Management intends to build brand awareness and generate initial and ongoing sales of our products via the following distribution channels:

•	through independent specialty retailers on a wholesale basis;

•	directly to consumers through our own specially designed and branded retail outlets, namely mall kiosks (so called Retail Merchandising Units, or RMUs); and

•	via e-tailers and Xsovt.com.

On the wholesale side, we have recruited senior retail and apparel executives and identified and targeted its growing sales team towards select retailers and boutiques from among the country’s 30,000 specialty footwear stores.  We began to make inroads with these potential buyers at the WSA Show and at MAGIC in February 2011.

On a parallel track, we have identified and begun negotiations with the top twenty malls in the New York, New Jersey, Connecticut and Pennsylvania area for our initial retail rollout anticipated for 2011.  Our retail RMUs have a novel and exciting design and will allow the hundreds of thousands of daily mall patrons to see, touch and feel the products and their trendy and functional packaging.  Our frontline retail sales forces will be at the heart of our company culture to engage the customer.

To complement the brick and mortar distribution, we are developing a strong e-commerce platform. In addition, management will leverage its relationships with other shoe and fashion websites and television shopping networks.

A key element of our strategy will be to manufacture and ship our products at a low unit cost but with the upmost attention to detail, quality and fulfillment.  We expect to use independent manufacturers in China to produce our products, with substantially all of the production being undertaken by independent manufacturers in China who we expect will operate on a purchase order, rather than long term contract basis.  We previously retained a Vice President of Asian Operations to lead the oversight of our manufacturing and fulfillment, and our design team will also be a key part of the manufacturing process so that the particular style and functionality of our designs are realized in our finished products.  We also intend to maintain our own quality control staff in China to oversee all manufacturing, testing, packaging and shipments.

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

Recent Developments

General

Prior to and subsequent to the end of the quarter ended June 30, 2011, we have been in active pursuit of third party funding for our business.  However, other than the two notes described below, we have been unable to secure such funding.  As such, we presently have no cash resources and have been unable to meet current obligations or progress our business in the manner we had planned as described above.  For example, we had hoped to launch our initial products in August of 2011, but the timeframe for such launch has now been pushed back, and we can not predict at this time exactly when such launch will occur.  In addition, due to a lack of funding, we have lost certain of our employees and accrued significant expenses.  If and when we are able to secure outside funding in sufficient amounts, of which no assurances can be given, we will seek to quickly accelerate operations, rehire employees, satisfy our obligations and further our business as described under “Plan of Operation” above.

May 2011 Note

As previously reported on the current report on Form 8-K filed with the SEC on June 1, 2011, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., an accredited investor, on May 25, 2011 providing for our issuance to the investor of an 8% Convertible Promissory Note in the principal amount of $63,000 (the “May Note”).

The May Note matures on February 27, 2012 and bears interest at the annual rate of 8%.  We are not required to make any payments until the maturity date.  The Investor may convert, at any time following 180 days after the issue date, the outstanding principal and accrued interest on the May Note into shares of our Common Stock at a conversion price per share equal to fifty-seven percent (57%) of the average of the three (3) lowest closing prices of the Common Stock during the 10 trading days immediately preceding the conversion date. The May Note contains prepayment options whereby we may prepay all amounts owed under the May Note during the period beginning on the issue date and ending on the day that is 180 days from the issue date at a yield maintenance premium ranging from 150% to 175% of all amounts due under the May Note.  From the issue date until twelve months thereafter, the investor shall have the option of participating in any equity offering of the Company of less than $150,000, including debt with an equity component, but excluding issuance of securities in a firm commitment underwritten public offering, or issuance of securities as consideration for a merger, consolidation or purchase of assets, or in connection with any strategic partnership or joint venture.  The May Note and related securities purchase agreement also carries customary affirmative and negative covenants.

July 2011 Note

On July 19, 2011, the Company entered into another Securities Purchase Agreement with Asher Enterprises, Inc. providing for the sale by the Company to such investor of a second 8% Convertible Promissory Note in the principal amount of $53,000 (the “July Note”), which matures on April 25, 2012 and is substantially in the same form as the May Note.

Amendments to the May Note and the July Note

On August 3, 2011, the Company entered into Amendment No. 1 to the May Note and the Amendment No. 1 to the July Note, both of which are in substantially the same form (collectively, the “Amendments”). Pursuant to the Amendments, certain anti-dilution protection provisions in both notes were eliminated.  In return, the 180-day holding period set forth in both notes is eliminated and the note holders are allowed to elect to convert the outstanding principal and accrued interest on the notes into shares of the Common Stock immediately.

Results of Operations

For the six and three months ended June 30, 2011, we had no revenues as we are still in the start-up phase and did not launch our brand and commence sales operations. We incurred operating expenses of $2,055,435 and $1,041114 for the six and three months ended June 30, 2011 mainly due to salaries, marketing, legal and general operating costs. There were no research and development costs incurred.  Our net loss was $2,259,439 and $1,129,179 for the same periods respectively.

For the period of October 26, 2010 through June 30, 2011, we had no revenues as we are still in the start-up phase and did not launch our brand and commence sales operations. We incurred operating expenses of approximately $2,153,895 mainly due to salaries, marketing, legal and general operating costs.  There were no research and development costs incurred.  Our net loss was $2,373,068.

Liquidity and Capital Resources

For the six months ended June 30, 2011, we realized gross proceeds of $1,375,000 from the sale of our Series A Preferred stock and warrants.  We have used these proceeds to purchase a controlling interest in the Company (via the SPA), recruit and pay management and staff, design our initial product, develop our marketing campaign, construct our headquarters offices, begin oversight of production in China and otherwise fund our working capital needs.  We have also financed these activities through incurring accounts payable and accrued expenses, which were $1,047,933 at June 30, 2011.  As of June 30, 2011, we had $no available cash compared to $1,399 at December 31, 2010.

At June 30, 2011, we had total no current assets and total current liabilities of $1,842,875 leaving us with a negative working capital of $1,842,875 which is a $ 1,106,591 increase in our negative working capital from December 31, 2010 primarily due to an increase in accounts payable and accrued expenses of $1,023,241.

We will need, among other things, significant amounts of additional capital resources in order to continue our business as well as additional resources to fund our future business objectives. We plan to obtain such resources by seeking additional equity and/or debt financing. Our ability to continue as a going concern is dependent on our ability to raise such funding and achieve our operational goals to secure sources of financing and to generate regular revenues and profits.  However management cannot provide any assurances that we will be able to accomplish any of our financing or operational plans on desirable terms or at all.  If we are unable to raise additional funds or complete operational milestones, we will be forced to cease operations.

Off Balance Sheet Arrangements

As of June 30, 2011, the Company had no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the quarterly period covered by this report, our President and Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures.  As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

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

As a result, the Certifying Officers and our board of directors are continuing to assess on our internal control over financial reporting and our disclosure controls and procedures in an attempt to address such significant deficiencies.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 31, 2011, Acer Exhibits & Events LLC filed a complaint in New York Supreme Court against the Company, Xsovt, LLC and certain other parties seeking damages for breach of contract stemming from an alleged failure to pay trade debt.  The complaint seeks damages of $177,996 plus other relief.

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

As of the date of this Report, the Company has exercised the option set forth above and has completed the sale of a total of 56 units in the Private Placement, yielding gross proceeds to the Company of $1,375,000.

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

The proceeds from the Private Placement have been depleted and were utilized to fund the working capital and business of the Company.

(b)           Certain lenders to Xsovt, as consideration for their previous loans to Xsovt, have received Class C Warrants exercisable into an aggregate of 350,000 shares of Common Stock on a post-split basis with an exercise price of $0.25 per share.  The Class C Warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Removed and Reserved

Item 5.     Other Information

On July 19, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. providing for the sale by the Company to such investor of an 8% Convertible Promissory Note in the principal amount of $53,000, substantially in the same form as the $63,000 convertible note previously issued by the Company on May 25, 2011.  Both notes were subsequently amended on August 3, 2011.  Please refer to the section of “Recent Development” in Item 2 “Management’s Discussion and Analysis of Financial Conditions of Operations” for further details.

Item 6.     Exhibits

(a)  Exhibits

Exhibit Number		Description of Exhibit
4.1		Convertible Promissory Note issued to Asher Enterprises, Inc. in the amount of $63,000, dated May 25, 2011. (1)
4.2		Convertible Promissory Note issued to Asher Enterprises, Inc. in the amount of $53,000, dated July 19, 2011. *
4.3		Amendment No. 1 to the Convertible Promissory Note issued to Asher Enterprises, Inc., dated August 3, 2011. *
4.4		Amendment No. 1 to the Convertible Promissory Note issued to Asher Enterprises, Inc., dated August 3, 2011
10.1		Securities Purchase Agreement between the Company and Asher Enterprises, Inc., dated May 25, 2011. (1)
10.2		Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated July 19, 2011. *
10.3		Asset Assignment Agreement, entered into effective for all purposes as of June 30, 2011,by and between the Company and Mack Bradley. *
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Filed herewith
(1)	Filed as an exhibit to the current report on Form 8-K filed with the SEC on June 1, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xsovt Brands, Inc.

August 15, 2011	By:	/s/ Avi M Koschitzki
Avi M Koschitzki President and Chief Executive Officer (Principal Executive Officer)

August 15, 2011	By:	/s/ Stephen R. Brown
Stephen R. Brown Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Accounting Officer)